Form 10-Q
period 1998-06-30
SOFTWARE NET CORP
filed 1998-08-14
CIK 1060531

                    FORM 10-Q FOR PERIOD ENDED JUNE 30, 1998
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    AND EXCHANGE ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDING JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    AND EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD FROM _____ TO _____

                         Commission File Number 0-24457



                            SOFTWARE.NET CORPORATION
             (Exact name of Registrant as specified in its charter)


                Delaware                               94-3212136
        (State of Incorporation)         (I.R.S. Employer Identification Number)

 1195 West Fremont Avenue, Sunnyvale, California                94087
        (Address of principal executive offices)              (Zip Code)

       Registrant's Telephone Number, including Area Code: (408) 616-4200



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes      No  X
                                    ----    ----

The number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1998:

                 Class                              Number of Shares
     Common Stock, par value $0.001                    27,296,452

PART I.  Financial Information

Item 1.   Financial Statements

                            software.net CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, except per share data)
                                   (Unaudited)


                                                  Three Months Ended             Six Months Ended
                                                -----------------------      -----------------------
                                                June 30,       June 30,      June 30,       June 30,
                                                  1998           1997          1998          1997
                                                --------       --------      --------       --------
Net revenues                                    $  7,577       $  3,434       $13,769       $ 6,592
Cost of revenues                                   6,408          2,892        11,662         5,675
                                                --------       --------       -------       -------
GROSS PROFIT                                       1,169            542         2,107           917

Operating expenses:
   Research and development                        1,120            184         1,723           339
   Sales and marketing                             4,268            332         6,220           597
   General and administrative                      1,178            247         1,813           410
                                                --------       --------       -------       -------
                                                   6,566            763         9,756         1,346
                                                --------       --------       -------       -------

OPERATING LOSS                                    (5,397)          (221)       (7,649)         (429)

Other income (expense):
   Interest income                                    87             32           114            72
   Interest expense                                 (254)            --          (256)           --
                                                --------       --------       -------       -------
                                                    (167)            32          (142)           72
                                                --------       --------       -------       -------
Loss from continuing operations                   (5,564)          (189)       (7,791)         (357)
Loss from discontinued operations                     --           (455)           --        (1,038)
                                                --------       --------       -------       -------
NET LOSS                                        $( 5,564)      $(   644)      $(7,791)      $(1,395)
                                                ========       ========       =======       =======
Accretion of Premium on Preferred Stock              (25)           (25)          (51)          (51)
NET LOSS APPLICABLE TO COMMON                         --             --
SHAREHOLDERS                                    $( 5,589)      $(   669)      $(7,842)      $(1,446)
                                                ========       ========       =======       =======
Basic and Diluted Net Loss Per Share
from Continuing Operations                      $(  0.47)      $(  0.02)      $( 0.75)     $( 0.04)

Basic and Diluted Net Loss Per Share
from Discontinued Operations                     $      -       $  (0.05)            -      $( 0.12)
                                                --------       --------       -------      --------
Basic and diluted loss per share                $(  0.47)      $(  0.07)      $( 0.75)      $( 0.16)
                                                ========       ========       =======       =======
Number of shares used in computing basic
and diluted net loss per share                    11,863          9,000        10,471         9,000
                                                ========       ========       =======       =======
Pro forma basic and diluted net loss
per share from continuing operations            $(  0.25)        $(0.01)    $(    0.37)      $(0.02)

Pro forma basic and diluted net loss
per share from discontinued operations                --         $(0.03)           --        $(0.06)
                                                --------       --------       -------       -------

Pro forma basic and diluted net loss
per share                                       $(  0.25)      $(  0.04)      $( 0.37)      $( 0.08)
                                                ========       ========       =======       =======
Number of shares used in computing pro forma
basic and diluted net loss per share              22,197         17,045        21,224        17,045
                                                ========       ========       =======       =======

See notes to consolidated financial statements.

                            software.net Corporation
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                    June 30,     December 31,
                                                      1998           1997
                                                   -----------   ------------
                                                   (unaudited)      (note)
ASSETS
Current Assets
     Cash and cash equivalents                      $ 47,045       $  2,571
     Accounts receivable less allowances of
          $500 in 1998 and $400 in 1997                1,906          1,181
     Prepaid partnership agreements                    5,271            396
     Other Prepaid expenses and current assets           437            120
     Cost of deferred revenue                             81          4,938
                                                    --------       --------
               Total current assets                   54,740          9,206
     Property and equipment, net                       1,155            380
     Deposits and other non-current assets             1,162             --
     Intangible assets                                   956             --
                                                    --------       --------
               Total assets                         $ 58,013       $  9,586
                                                    ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Current note payable                           $  4,800       $     --
     Accounts payable                                  3,484          2,256
     Other accrued liabilities                         2,166            270
     Current obligation under capital leases              11             18
     Deferred revenue                                    395          5,569
                                                    --------       --------
                Total current liabilities             10,856          8,113
Note payable to a shareholder and director                --             60
Non-current obligations under capital leases              33             39
Commitments:
Redeemable Convertible Preferred Stock                    --         12,565
Stockholders' Equity: (Net Capital Deficiency)
     Common stock                                     69,502             47
     Deferred compensation                            (3,298)            --
     Accumulated deficit                             (19,080)       (11,238)
                                                    --------       --------
                Total stockholders' equity            47,124        (11,191)
                                                    --------       --------
                Total liabilities and stockholders
                 equity (net capital deficiency)    $ 58,013       $  9,586
                                                    ========       ========

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

                            software.net Corporation
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                                    Six Months Ended
                                                                -----------------------
                                                                June 30,       June 30,
                                                                  1998          1997
                                                                --------       --------
OPERATING ACTIVITIES
    Net loss                                                    $(7,791)       $(1,396)
    Adjustments to reconcile net loss to
      net cash provided by operating activities:
       Depreciation and amortization                                 237            27
       Amortization of deferred compensation                         494            --
       Net loss of discontinued operations                            --         1,038
    Changes in operating assets and liabilities:
       Accounts receivable                                          (725)         (798)
       Prepaid expenses, deposits, and other assets               (6,354)          (62)
       Cost of deferred revenue                                    4,857           272
       Accounts payable                                            1,228           563
         Other accrued liabilities                                 1,896           (57)
       Deferred revenue                                           (5,174)         (322)
       Cash used in discontinued operations                           --          (312)
                                                                --------       -------
               Net cash used in operating activities             (11,332)       (1,047)

INVESTING ACTIVITIES
    Acquisition of property and equipment                           (894)          (95)
    Cash used in discontinued operations                             --          (910)
                                                                --------       -------
               Net cash used in investing activities                (894)       (1,005)

FINANCING ACTIVITIES
    Proceeds from short-term note payable                          4,800            --
    Repayment of note payable to shareholder and director            (60)           --
    Repayment of capital leases                                      (13)           (7)
    Net proceeds from sale of redeemable convertible
        preferred stock                                            2,950            --
    Net proceeds from sale of common stock                        49,023            --
                                                                --------       -------
               Net cash provided by financing activities          56,700            (7)
                                                                --------       -------
    Increase (decrease) in cash and equivalents                   44,474        (2,060)
    Cash and cash equivalents at beginning of period               2,571         3,737
                                                                --------       -------
    Cash and cash equivalents at end of period                  $ 47,045       $ 1,677
                                                                ========       =======

See notes to consolidated financial statements.

                            software.net Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1998


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of Management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's prospectus dated June 17, 1998 comprising part of the Company's Registration Statement Form S-1 filed with the Securities and Exchange Commission.

The Company completed an initial public offering of its common stock on June 22, 1998 (the "IPO"). A total of 5,750,000 shares of common stock was sold by the Company to the public at a price of $9.00 per share. The underwriting discount was $0.63 per share.

Pursuant to a Common Stock and Warrants Subscription Agreement entered into in March 1998 and as a result of the Company's IPO, the Company issued a warrant (the "IPO Warrant") and made $2,000,000 in common stock available to America Online, Inc.("AOL"). The IPO Warrant was issued for the purchase of 358,422 shares of common stock at an exercise price per share of $8.37. The shares subject to the IPO Warrant are exercisable ratably over a 36 month period commencing March 1, 1998 and are non-forfeitable. The Company has determined the value of the IPO Warrant to be approximately $1,075,000 and has recorded this amount as additional purchase price for the marketing rights under the marketing agreement entered into with AOL. The value of the Warrant is being amortized on a consistent basis with the marketing rights associated with the marketing agreement. AOL also purchased $2,000,000 of common stock at the closing of the IPO at the price paid by the Underwriters in the IPO.

Additionally, at the time of the IPO each share of the Company's redeemable convertible preferred stock was converted into shares of the Company's common stock as specified in the Company's Certificate of Incorporation. Each outstanding share of Series A, B, C, and D redeemable convertible preferred stock was converted into 2.00, 2.00, 1.00, and 1.00 shares of common stock, respectively.

On April 4, 1998, the Company's Board of Directors and stockholders adopted the 1998 Stock Option Plan and reserved an aggregate of 2,000,000 shares of Common Stock for grants of stock options under such plan. In connection with certain stock options granted in the three and six months ended June 30, 1998, the Company recorded deferred compensation for the estimated difference between the exercise price of the options and the deemed fair value of approximately $1.4 million and $3.8 million respectively which will be amortized over the four year vesting period of the options.

In May 1998, the Company repaid Internet Commerce Services Corporation (also know as CyberSource Corporation) $400,000 plus accrued interest for a loan memorialized in a promissory note issued by the Company to Internet Commerce Services, which provided for repayment in a lump sum on or before September 18, 1998 and bearing interest at a rate of 5.32% compounded semi-annually.

No provision for income taxes has been recorded due to operating losses with no current tax benefit.

The Company entered into a credit agreement (the "Credit Agreement") with Deutsche Bank AG ("Deutsche Bank")in May 1998. Pursuant to the Credit Agreement, on May 21, 1998, Deutsche Bank issued a standby letter of credit to the Company in the amount of $600,000 (the "Credit Facility") and loaned the Company an additional $4,200,000 (the "Loan"). To date the Company has used the funds made available under these arrangements to: (i) make a down-payment on a lease entered into by the Company in May of 1998; (ii) meet rental obligations under that lease; (iii) dispose of liabilities of the Company accrued in the ordinary course of business; and (iv) support other working capital needs of the Company. The Loan bears interest at a rate equal to the higher of (i) the daily Federal Funds Rate plus 0.5% per annum or (ii) Deutsche Bank daily prime lending rate ("Base Rate"), plus 3.0%, per annum (approximately 12% at June 30, 1998). Interest is payable quarterly, in arrears, during the term of the Credit Agreement. The Company is also required to pay a standby letter of credit fee equal to a percentage of the face amount of the Credit Facility equal to the Base Rate plus 3% less the LIBOR rate for a three-month loan. In conjunction with the Credit Agreement, the Company is required to pay to Deutsche Bank (i) an upfront fee of $120,000 and (ii) a credit line fee equal to 7.50% of the amount by which the Company's gross revenues during the term of the Credit Agreement exceed certain agreed upon thresholds, subject to maximum payments of $337,500 in the aggregate. All amounts borrowed under the Credit Agreement are due on November 16, 1998. The Company is presently in full compliance with the terms of the Credit Agreement and does not anticipate a change to such status with respect to such terms. In connection with the Credit Agreement, Deutsche Bank has received a first priority lien on all of the Company's assets, including intellectual property. Pursuant to the terms of the Credit Agreement, the Company is subject to certain financial and non-financial covenants including limitations on payments of dividends, additional borrowings, acquisitions and disposition of assets and maintenance of maximum operating cash flow deficiencies and minimum quick ratios.

     The Company entered into a sublease in May 1998 for approximately 75,197 square feet of office space located in Sunnyvale, California (the "Sublease"). The Company intends that this location will serve as the Company's principal administrative, engineering, marketing and customer service facility. The Sublease term commenced as of July 1, 1998, and will end sixty-two (62) months thereafter, unless sooner terminated. Under the terms of the Sublease, the Company made a security deposit payment of $297,000 cash and issued an irrevocable letter of credit for $595,000 prior to occupancy and commencement of the Sublease term. Under the terms of the sublease, the Company is obligated to make monthly payments of approximately $149,000 increasing to $174,000 over the term of the Sublease. The Company does not have an option to renew or extend the term of this Sublease.

Net loss per share is presented under Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128). Pro forma net loss per share has been computed under FAS 128 and also gives effect to the conversion of redeemable convertible preferred stock not included in net loss per share that converted upon completion of the IPO.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS
130). FAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. The Company adopted FAS 130 in the three and six months ended March 31, 1998 and June 30, 1998. There was no impact to the Company as a result of the adoption of FAS 130, as there is no difference between the Company's net loss reported and the comprehensive net loss under FAS 130 for the periods presented.

Accounting standard SOP 98-1 was issued in first quarter, 1998, and is effective in 1999. It requires capitalization of the development costs of software to be used internally, e.g., for manufacturing or administrative processes. The Company, which currently expenses such amounts as incurred, expects to adopt the standard in the first quarter of 1999 for developmental costs incurred in that quarter and thereafter.


                            software.net Corporation
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain statements in this "Management's Discussion and Analysis of Financial Conditions and Results of Operations" are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words "believes," "anticipates," "intends," plans," estimates," and similar expressions are forward looking statements. Such forward looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward looking statements. For a more detailed discussion of these and other business risks, see the Company's final prospectus filed pursuant to Rule 424 of the Securities Act of 1933, as amended (File No. 333-51121) dated June 17, 1998, comprising a part of the Company's Registration Statement on Form S-1, as amended, filed with the Commission.

OVERVIEW

Software.net is a leading online reseller of commercial off-the-shelf computer software ("Software") to the consumer, small business, and large enterprise markets. The company operates its own Web site and delivers Software to its customers over the Internet through electronic software delivery ("ESD") and through physical delivery in shrink-wrap packages.

Since inception the Company has experienced increasing net losses on an annual basis. For the foreseeable future, the Company intends to expend significant financial and management resources on brand development (including the possible change of its brand name), marketing and promotion, site content development, strategic relationships (such as those with AOL, Netscape

Communications Corporation ("Netscape"), and Excite, Inc. ("Excite")), and technology and operating infrastructure, including ESD capabilities. Because the Company has relatively low gross margins, achieving profitability given planned investment levels depends upon the Company's ability to generate and sustain substantially increased levels of net revenue. As a result, the Company expects to incur additional losses and continued negative cash flow from operations for the foreseeable future, and such losses are anticipated to increase significantly from current levels as marketing and promotion costs increase, including new and increased expenses on greater staff amounts and expenses on mass media advertising. There can be no assurance that the Company's revenues will increase or even continue at their current level or that the Company will achieve or maintain profitability or generate cash from operations in future periods. The Company's current and future expense levels are to a large extent fixed at a significant level primarily due to the marketing agreements, and these levels are based on its operating plans and estimates of future revenues which depend on anticipated sales resulting from the marketing agreements and increased advertising and government sales. Sales and operating results generally depend on the volume and timing of orders received, which are difficult to forecast. Further, as noted above, the Company expects these costs to increase above the fixed minimum. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues would have an immediate adverse effect on the Company's business, financial condition and results of operations. In view of the rapidly evolving nature of the Company's business and its limited operating history in the online Software reselling business, the Company is unable to accurately forecast its revenues and believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside of the Company's control. Factors that may adversely affect the Company's quarterly operating results include: (i) the Company's ability to retain existing customers, attract new customers and maintain customer satisfaction; (ii) the announcement or introduction of new sites, services and products by the Company and its competitors; (iii) price competition; (iv) the level of use of the Internet and online services and increasing consumer acceptance of the Internet and other online services for the purchase of consumer products such as those offered by the Company; (v) the Company's ability to upgrade and develop its systems and infrastructure and attract new personnel in a timely and effective manner; (vi) the level of traffic on the Company's Web site; (vii) the termination of any strategic marketing alliances such as those with AOL, Excite or Netscape pursuant to which the Company has exposure to traffic on third party Web sites, or the termination of contracts with major purchasers, particularly the United States government agencies (the "U.S. government"); (viii) technical difficulties, system downtime or Internet brownouts; (ix) the failure of Internet bandwidth to increase significantly over time and/or an increase in the cost to consumers of exploiting Internet bandwidth; (x) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure;
(xi) the number of popular Software titles introduced during the period; (xii) certain government regulations; and (xiii) general economic conditions and economic conditions specific to the Internet, online commerce and the Software industry. The Company expects that it may experience seasonality in its business, reflecting a combination of seasonal fluctuations in Internet usage and traditional retail, governmental and corporate entity seasonal spending patterns.

     Gross margins may be impacted by a number of different factors, including the mix of revenues from sales of shrink-wrap products versus revenues from ESD product sales, the mix of Software products sold, the mix of revenues among sales to government, corporate and consumer purchasers and the mix of revenues from strategic partners such as AOL, Excite, Netscape and the Company's Web site. The Company typically derives higher gross margins from advertising and promotional revenues than from Software product sales. The Company typically realizes higher gross margins on ESD Software product sales than on sales of shrink-wrap Software products and lower gross margins on sales of widely available commodity Software products than on sales of specialty Software products. In addition, the Company typically realizes higher gross margins on sales to consumer purchasers than on sales to government or corporate purchasers. In addition, the Company also may from time to time offer attractive pricing programs, which may reduce its gross margins periodically. The Company believes that the size of new Software products will continue to increase and that such Software products will not be suitable for ESD in the absence of significant increases in network bandwidth. This trend may impact the Company's ability to realize the higher gross margins associated in the ESD Software product sales in respect of such Software products. Any change in one or more of the foregoing factors could materially adversely affect the Company's gross margins and operating results in future periods.

RESULTS OF OPERATIONS: THREE AND SIX MONTHS ENDED JUNE 30, 1998

     Net Revenues. Net revenues increased from $6.6 million in the six months ended June 30, 1997 to $13.8 million in the six months ended June 30, 1998, primarily as a result of increased sales to consumer and corporate customers and as a result of a new U.S. government contract. Net revenues from ESD Software sales were $8.1 million in the six months ended June 30, 1998.

Net revenues increased from $3.4 million in the quarter ended June 30, 1997 to $7.6 million in the same quarter of the current year primarily as a result of new U.S. government contracts and increased sales to consumer and corporate customers. Net revenues from ESD Software sales were $4.3 million in the quarter ended June 30, 1998.

     Cost of Revenues. Cost of revenues consists primarily of the costs of Software and Software licenses sold to consumer and corporate customers and related credit card processing fees, as well as the costs of Software licenses and Software updates provided to the U.S. government. Total cost of revenues increased from $5.7 million in the six months ended June 30, 1997 to $11.7 million in the six months ended June 30, 1998 as a result of increased Software sales.

Total cost of revenues increased from $2.9 million in the quarter ended June 30, 1997 to $6.4 million in the quarter ended June 30, 1998, as a result of increased Software sales.

     Gross Margin. Gross margin (gross profit as a percentage of net revenues) increased from 13.9% in the six months ended June 30, 1997 to 15.3% in the six months ended June 30, 1998. This increase primarily was due to a shift in the Company's revenue mix, resulting from an increased percentage of higher margin advertising and promotional revenues received from Software publishers. The Company may in the future expand or increase the discounts it offers to its customers and may otherwise alter its pricing structures and policies. Such actions may have an adverse impact on gross margin in future periods. In addition, the Company's gross margin in future periods may decline to the extent that revenues from sales to the U.S. government or sales to large enterprise customers increase as a percentage of the Company's total net revenues.

Gross margin decreased from 15.8% in the quarter ended June 30, 1997 to 15.4% in the quarter ended June 30, 1998. This decrease primarily was due to a decreased percentage of total revenue being derived from higher margin advertising and promotional revenues received from Software publishers.

     Research and Development Expenses. Research and development expenses primarily consist of personnel and other expenses associated with developing and enhancing the Company's Web sites, as well as associated facilities-related expenses. Research and development expenses increased from $339,000 in the six months ended June 30, 1997 to $1.7 million in the six months ended June 30, 1998. Research and development expenses as a percentage of net revenues increased from 5.1% in the six months ended June 30, 1997 to 12.5% in the six months ended June 30, 1998. Research and development expenses increased in absolute dollars and as a percentage of net revenues primarily due to an increase in personnel and equipment-related costs.

Research and development expenses increased from $184,000 in the quarter ended June 30, 1997 to $1.1 million in the quarter ended June 30, 1998. Research and development expenses as a percentage of net revenues increased from 5.4% in the quarter ended June 30, 1997 to 14.8% in the quarter ended June 30, 1998. Research and development expenses increased in absolute dollars and as a percentage of net revenues primarily due to an increase in personnel and equipment-related costs. The Company believes that continued investment in research and development is critical to attaining its strategic objectives and, as a result, expects research and development expenses to increase significantly in absolute dollars in future periods.

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of personnel and related expenses, promotional expenditures and costs associated with operating the Company's Web sites. In addition, sales and marketing expenses include the expenditures associated with the Company's strategic marketing alliances. Sales and marketing expenses increased from $597,000 in the six months ended June 30, 1997 to $6.2 million in the six months ended June 30, 1998. Sales and marketing expenses as a percentage of net revenues were 9.1% in the six months ended June 30, 1997 and 45.2% in the six months ended June 30, 1998. Sales and marketing expenses increased in absolute dollars and as a percentage of net revenues primarily due to costs associated with the Company's strategic marketing alliances, as well as an increase in personnel and advertising expenditures.

Sales and marketing expenses increased from $332,000 in the quarter ended June 30, 1997 to $4.3 million in the quarter ended June 30, 1998. Sales and marketing expenses as a percentage of net revenues were 9.7% in the quarter ended June 30, 1997 and 56.3% in the quarter ended June 30, 1998. Sales and marketing expenses increased in absolute dollars and as a percentage of net revenues primarily due to costs associated with the Company's strategic marketing alliances, as well as an increase in personnel and advertising expenditures. The Company's current strategic marketing alliances with AOL, Excite and Netscape provide for payments totaling approximately $26 million over the respective terms of these agreements. At June 30, 1998 approximately $20 million remained to be paid. The costs associated with the AOL and Netscape agreements will be expensed ratably over their respective terms. The costs associated with the Excite agreement will be expensed as payments become due under the contract terms. The Company may enter into similar strategic marketing alliances requiring significant minimum payments in the future and, as a result, may experience substantial increases in its sales and marketing expenses. In addition, the Company intends to pursue an aggressive branding and marketing campaign (including the possible change of its brand name) and therefore expects sales and marketing expenses to increase significantly in absolute dollars in future periods.

     General and Administrative Expenses. General and administrative expenses primarily consist of personnel expenses, legal expenses, and facilities-related expenses. General and administrative expenses increased from $410,000 in the six months ended June 30, 1997 to $1.8 million in the six months ended June 30, 1998. General and administrative expenses as a percentage of net revenues were 6.2% in the quarter ended June 30, 1997 and 13.2% in the quarter ended June 30, 1998. General and administrative expenses increased in absolute dollars and as a percentage of net revenues primarily due to increased personnel-related costs and facilities-related expenses associated with the hiring of additional personnel as well as increased reserves associated with the increase in net revenues.

General and administrative expenses increased from $247,000 in the quarter ended June 30, 1997 to $1.2 million in the quarter ended June 30, 1998. General and administrative expenses as a percentage of net revenues were 7.2% in the quarter ended June 30, 1997 and 15.5% in the quarter ended June 30, 1998. General and administrative expenses increased in absolute dollars and as a percentage of net revenues primarily due to increased personnel-related costs and facilities-related expenses associated with the hiring of additional personnel as well as increased reserves associated with the increase in net revenues. The Company expects general and administrative expenses to increase in absolute dollars as the Company builds its infrastructure and as a result of the costs associated with being a public company.

     Interest Income (Loss), Net. Interest income (loss), net, consists of earnings on the Company's cash and cash equivalents, net of interest expense. Interest income (loss), net, decreased from $72,000 in the six months ended June 30, 1997 to ($142,000) in the six months ended June 30, 1998, primarily as a result of interest income from higher average cash balances offset by interest expenses associated with the Company's credit facility.

Interest income (loss), net, decreased from $32,000 in the quarter ended June 30, 1997 to ($167,000) in the quarter ended June 30, 1998, primarily as a result of interest expenses associated with the Company's credit facility.

     Income Taxes. The Company has recorded a net loss for the six months and quarters ended June 30, 1997 and June 30, 1998. As a result, no provision for income taxes has been recorded in either of these quarters.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1998, the Company had approximately $47 million of cash and cash equivalents compared with $2.8 million at December 31, 1997. From inception through June 22, 1998, the Company has financed its operations primarily through private sales of Preferred Stock through which the Company raised net cash proceeds totaling $14.8 million. On June 22, 1998, the Company raised net proceeds of $47.0 million through an initial public offering ("IPO") of 5,750,000 shares of common stock. In addition, the Company raised an additional $2 million at the closing of the IPO through the sale of common stock to AOL pursuant to a Common Stock and Warrants Subscription Agreement entered into in March 1998 and $4.8 million through a credit facility entered into with Deutsche Bank, A.G. (the "Deutsche Bank Credit Facility") in May 1998. The Company's current strategic marketing alliances provide for payments of approximately $1.4 million in the remainder of 1998, approximately $8.3 million in 1999, approximately $9.0 million in the year 2000 and approximately $500,000 in the year 2001. Additionally, in conjunction with the Deutsche Bank Credit Facility the Company is required to pay Deutsche Bank a credit line fee equal to 7.50% of the amount by which the Company's gross revenues during the term of the Credit Facility exceed certain agreed upon thresholds, subject to maximum payments of $337,500 in the aggregate. All amounts borrowed under the Credit Facility are due on November 16, 1998.

     The Company currently has no other material commitments other than those under its operating leases, U.S government contracts, and for certain equipment leases.

     The Company believes that the net proceeds from its IPO, together with its current cash and cash equivalents, and the funds borrowed under the Credit Facility in May 1998, will be sufficient to meet its anticipated cash needs for working capital and capital expenditures through the next eight months. Thereafter, if cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities or to obtain additional credit facilities, in part to fund its financial obligations to AOL and Excite. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

     Net cash used in operating activities was $1.0 million for the six months ended June 30, 1998 and $11.3 million for the six months ended June 30, 1998. Cash used in operating activities for the six months ended June 30, 1998 resulted from a net loss of $7.8 million, an increase in prepaid expenses, deposits and other assets of $6.3 million, and a decrease in deferred revenue. These amounts were offset by a decrease in cost of deferred revenue, and increases in accounts payable and accrued liabilities. The decrease to both deferred revenue and cost of deferred revenue was due to the recognition of revenue and cost of revenue associated with U.S. government contracts. The increase in prepaid expenses primarily was due to a payment of $5.5 million to AOL as specified in the Company's marketing agreement with said entity.

     Net cash used in investing activities for the six months ended June 30, 1998 of $894,000 was attributable to purchases of property and equipment.

     Net cash provided by financing activities of $56.7 million for the six months ended June 30, 1998 primarily consists of proceeds from the Company's IPO, the credit facility with Deutsche Bank, A.G., and the sale of the Company's Series D redeemable convertible preferred stock.

The Company utilizes third-party equipment and software that may not be Year 2000 compliant. The Company is in the early stages of conducting an audit of its third-party suppliers as to the Year 2000 compliance of their systems. Failure of the Company's internal computer systems or of such third-party equipment or software, or of systems maintained by the Company's suppliers, to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products from the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations.

PART II. OTHER INFORMATION

        ITEM 1. Legal Proceedings-Not Applicable.

        ITEM 2. Changes in Securities

                  On June 17, 1998, in connection with the Company's initial public offering, a Registration Statement on Form S-1 (No. 333-51121) was declared effective by the Securities and Exchange Commission, pursuant to which 5,750,000 shares of the Company's Common Stock (including the underwriters' over-allotment) were offered and sold for the account of the Company at a price of $9.00 per share, generating gross offering proceeds of $51.75 million. The managing underwriters were Deutsche Bank Securities, Inc., Donaldson Lufkin & Jenrette Securities Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and C.E. Unterberg, Towbin. After deducting approximately $3.62 million in underwriting discounts and $1.1 million in other related expenses, the net proceeds of the offering were approximately $47.0 million. The Company has used $6 million of the net proceeds of the offering for a payment to America Online, Inc. ("AOL") under the Company's agreement with AOL. The remaining $41 million has been invested in investment grade, interest bearing securities. The Company intends to use such remaining proceeds for capital expenditures, for payment of its obligations to AOL and Excite pursuant to its agreements with AOL and Excite, and for general corporate purposes including working capital to fund anticipated operating losses.

        ITEM 3. Defaults Upon Senior Securities-Not Applicable.

        ITEM 4. Submission of Matters to a Vote of Security Holders-Not Applicable.

        ITEM 5. Other Information-Not Applicable.

        ITEM 6. Exhibits and Reports on Form 8-K

               (a)  EXHIBITS.

               EXHIBIT
               NUMBER                 DESCRIPTION

                4.1      Common Stock Warrant issued by Registrant to America
                         Online, Inc.

               10.1 Agreement dated as of June 12, 1998, by and between the Registrant and the United States Department of Defense, Defense Logistics Agency (#N00140-98-D-1756).

               10.2 Offer Letter from Registrant to Mala Anand, dated as of June 15, 1998.


               27.1      Financial Data Schedule.

               27.2      Financial Data Schedule.


               (b) Reports on Form 8-K filed during the quarter ended June 30, 1998: -Not Applicable

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            software.net Corporation
                                  (Registrant)



DATE:                             BY:  /s/ Michael J. Praisner
       -----------------              --------------------------------------
                                             Michael J. Praisner
                                             Vice President and
                                             Chief Financial Officer

DATE:                             BY: /s/ Mark L. Breier
        -----------------             --------------------------------------
                                              Mark L. Breier
                                              President and
                                              Chief Executive Officer

                               INDEX TO EXHIBITS


EXHIBIT NUMBER                 DESCRIPTION
------                 -----------

 4.1     Common Stock Warrant issued by Registrant to America
         Online, Inc.

10.1 Agreement dated as of June 12, 1998, by and between the Registrant and the United States Department of Defense, Defense Logistics Agency (#N00140-98-D-1756).

10.2 Offer Letter from Registrant to Mala Anand, dated as of June 15, 1998.

27.1      Financial Data Schedule.

27.2      Financial Data Schedule.
