Form 10-Q
period 1998-09-30
SOFTWARE NET CORP
filed 1998-11-16
CIK 1060531

                  FORM 10-Q FOR PERIOD ENDED SEPTEMBER 30, 1998
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 1998

                                       OR
[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______
                         Commission File Number 0-24457

                            SOFTWARE.NET CORPORATION
             (Exact name of Registrant as specified in its charter)

           Delaware                                                94-3212136
    (State of Incorporation)                         (IRS Employer Identification Number)

1195 West Fremont Avenue, Sunnyvale, California                       94087
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

                              Yes  X    No
                                  ---      ---

The number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1998:

                  Class                                    Number of Shares
Common Stock, par value $0.001                                27,334,744

PART I.  Financial Information

Item 1.  Financial Statements

                            SOFTWARE.NET CORPORATION
                           (also known as Beyond.com)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, except per share data)
                                   (Unaudited)

                                             Three Months Ended   Nine Months Ended
                                            -------------------  ------------------
                                             Sept 30,  Sept 30,   Sept 30, Sept 30,
                                               1998      1997       1998     1997
                                            --------- ---------  --------- --------
Net revenues                                   $9,742    $4,825    $23,511  $11,417
Cost of revenues                                8,281     4,295     19,943    9,970
                                            --------- ---------  --------- --------
Gross Profit                                    1,461       530      3,568    1,447
Operating expenses:
   Research and development                     1,287       302      3,009      641
   Sales and marketing                          8,048       442     14,269    1,039
   General and administrative                   1,407       265      3,220      676
                                            --------- ---------  --------- --------
                                               10,743     1,009     20,498    2,356
                                            --------- ---------  --------- --------
Operating loss                                 (9,282)     (479)   (16,930)    (909)

Interest income, net                              384        24        241       96
                                            --------- ---------  --------- --------

Loss from continuing operations                (8,898)     (455)   (16,689)    (813)
Loss from discontinued operations                   -    (1,036)         -   (2,074)
                                            --------- ---------  --------- --------
Net loss                                      ($8,898)  ($1,491)  ($16,689) ($2,887)

Accretion of premium on redemption
 of redeemable convertible preferred
 stock in excess of purchase price                  -       (25)      (51)      (76)
Net loss applicable to                      --------- ---------  --------- --------
 common shareholders                          ($8,898)  ($1,516)  ($16,740) ($2,963)
                                            ========= =========  ========= ========
Basic and diluted net loss
 per share from continued operations           ($0.33)   ($0.05)    ($1.04)  ($0.10)

Basic and diluted net loss
 per share from discontinued operations       $     -    ($0.12)         -   ($0.23)
                                            --------- ---------  --------- --------
Basic and diluted net loss
 per share                                    $ (0.33)   ($0.17)    ($1.04)  ($0.33)
                                            ========= =========  ========= ========
Weighted average shares of common
 stock outstanding used in computing
 basic and diluted net loss per share          27,300     9,000     16,089    9,000
                                            ========= =========  ========= ========
Pro forma basic and diluted net loss
 per share from continued operations                                ($0.72)

Pro forma basic and diluted net loss
 per share from discontinued operations                                  -
                                                                 ---------
Pro forma basic and diluted net loss
 per share                                                          ($0.72)

Number of shares used in pro forma
 basic and diluted net loss per share                               23,213
                                                                 =========

See notes to consolidated financial statements.

                            software.net Corporation
                           (also known as Beyond.com)
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                       Sept 30,    December 31,
                                                         1998         1997
                                                      ---------    -----------
                                                     (unaudited)     (Note)
ASSETS
Current Assets
     Cash and cash equivalents                         $33,199       $2,571
     Accounts receivable less allowances of
          $1,141 at September 30, 1998 and
          $400 at December 31, 1997                      9,097        1,181
     Prepaid partnership agreements                      6,954          516
     Cost of deferred revenue                            3,610        4,938
                                                      ---------    ---------
               Total current assets                     52,860        9,206
Property and equipment, net                              2,053          380
Other non-current assets                                 1,343            -
Intangible assets                                          932            -
                                                      ---------    ---------
               Total assets                            $57,188       $9,586
                                                      =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Note payable                                       $5,002      $    -
     Accounts payable                                    6,723        2,256
     Other accrued liabilities                           2,865          270
     Current obligations under capital leases                -           18
     Deferred revenue                                    3,991        5,569
                                                      ---------    ---------
                Total current liabilities               18,581        8,113

Note payable to stockholder and director                     -           60
Non-current obligations under capital leases                 -           39
Commitments
Redeemable convertible preferred stock                       -       12,565
Stockholders' equity: (net capital deficiency)
     Common stock                                       69,286           47
     Deferred compensation                              (2,701)           -
     Accumulated deficit                               (27,978)     (11,238)
                                                      ---------    ---------
                Total stockholders' equity
                (net capital deficiency)                38,607      (11,191)
                                                      ---------    ---------
                Total liabilities and stockholders'
                equity (net capital deficiency)        $57,188       $9,586
                                                      =========    =========

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

See notes to consolidated financial statements.

                            software.net Corporation
                           (also known as Beyond.com)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                               Nine Months Ended
                                                             ---------------------
                                                              Sept 30,       Sept 30,
                                                                1998           1997
                                                             ---------       --------
OPERATING ACTIVITIES
    Net loss                                                  ($16,689)     $(2,887)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
       Depreciation and amortization                               419           47
       Amortization of deferred compensation                     1,090            -
       Net loss of discontinued operations                          -         2,074
    Changes in operating assets and liabilities:
       Accounts receivable                                      (7,916)      (1,838)
       Prepaid expenses and deposits                            (7,781)        (473)
       Cost of deferred revenue                                  1,328       (6,548)
       Accounts payable                                          4,467        1,735
       Other accrued liabilities                                 2,797          583
       Deferred revenue                                         (1,578)       7,123
       Cash used in discontinued operations                          -       (1,075)
                                                             ---------       --------
               Net cash used in operating activities           (23,863)      (1,259)

INVESTING ACTIVITIES
    Purchases of property and equipment                         (1,949)        (186)
    Cash used in discontinued operations                             -       (1,465)
                                                             ---------       --------
               Net cash used in investing activities            (1,949)      (1,651)

FINANCING ACTIVITIES
    Proceeds from issuance of note payable                       4,800            -
    Repayment of note payable to related party                     (60)           -
    Repayment of capital lease obligations                         (57)          (7)
    Proceeds from sale of redeemable convertible
        preferred stock                                          2,924        5,964
    Proceeds from sale of common stock                          48,833            -
                                                             ---------     --------
               Net cash provided by financing activities        56,440        5,957
                                                             ---------     --------
    Net increase in cash and equivalents                        30,628        3,047
    Cash and cash equivalents at beginning of period             2,571        3,737
                                                             ---------     --------
    Cash and cash equivalents at end of period                 $33,199       $6,784
                                                             =========     ========

See notes to consolidated financial statements.

                            software.net Corporation
                           (also known as Beyond.com)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 1998


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of Management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's prospectus dated June 17, 1998 comprising part of the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission.

     In August 1998, the Company changed its name to Beyond.com subject to stockholder approval.

     The Company completed an initial public offering of its common stock on June 22, 1998 (the "IPO"). A total of 5,750,000 shares of common stock was sold by the Company to the public at a price of $9.00 per share. The underwriting discount was $0.63 per share.

     Pursuant to a Common Stock and Warrants Subscription Agreement entered into in March 1998 and as a result of the Company's IPO, the Company issued a warrant (the "IPO Warrant") and sold $2,000,000 in common stock to America Online, Inc.("AOL") at $8.37 per share. The IPO Warrant was issued for the purchase of 358,422 shares of common stock at an exercise price per share of $8.37 and such shares are non-forfeitable. The IPO Warrant vests in increments of 1/36 per month period commencing March 1, 1998. The Company determined the value of the IPO Warrant to be approximately $1,075,000 in total and recorded this amount as additional purchase price for the marketing rights under the marketing agreement. The value of the Warrant is being amortized on a consistent basis with the marketing rights associated with the marketing agreement.

     Additionally, at the time of the IPO each share of the Company's redeemable convertible preferred stock was converted into shares of the Company's common stock as specified in the Company's Certificate of Incorporation. Each outstanding share of Series A, B, C, and D redeemable convertible preferred stock was converted into 2.00, 2.00, 1.00, and 1.00 shares of common stock, respectively.

     On April 4, 1998, the Company's Board of Directors and stockholders adopted the 1998 Stock Option Plan and reserved an aggregate of 2,000,000 shares of Common Stock for grants of stock options under such plan. In connection with certain stock options granted in the nine months ended September 30, 1998, the Company recorded deferred compensation for the estimated difference between the exercise price of the options and the deemed fair value of $3.8 million which is being amortized over the four year vesting period of the options.

     In May 1998, the Company repaid CyberSource Corporation $400,000 plus accrued interest for a loan memorialized in a promissory note issued by the Company to CyberSource bearing interest at a rate of 5.32% compounded semi-annually.

     The Company entered into a credit agreement (the "Credit Agreement") with Deutsche Bank AG ("Deutsche Bank")in May 1998. Pursuant to the Credit Agreement, on May 21, 1998, Deutsche Bank issued a standby letter of credit to the Company in the amount of $600,000 (the "Credit Facility") and loaned the Company an additional $4,200,000 (the "Loan"). To date the Company has used the funds made available under these arrangements to: (i) make a down-payment on a lease entered into by the Company in May of 1998; (ii) meet rental obligations under that lease; (iii) dispose of liabilities of the Company accrued in the ordinary course of business; and (iv) support other working capital needs of the Company. The Loan bears interest at a rate equal to the higher of (i) the daily Federal Funds Rate plus 0.5% per annum or (ii) the Deutsche Bank daily prime lending rate ("Base Rate"), plus 3.0%, per annum (approximately 11.25% at September 30,
1998). Interest is payable quarterly, in arrears, during the term of the Credit Agreement. The Company is also required to pay a standby letter of credit fee equal to a percentage of the face amount of the Credit Facility equal to the Base Rate plus 3% less the LIBOR rate for a three-month loan. In conjunction with the Credit Agreement, the Company is required to pay to Deutsche Bank (i) an upfront fee of $120,000 and (ii) a credit line fee equal to 7.50% of the amount by which the Company's gross revenues during the term of the Credit Agreement exceed certain agreed upon thresholds, subject to maximum payments of $337,500 in the aggregate. The Company has accrued approximately $200,000 related to the credit line fee as of September 30, 1998. All amounts borrowed under the Credit Agreement are due on November 16, 1998. The Company is presently in full compliance with the terms of the Credit Agreement, does not anticipate a change to such status with respect to such terms, and intends to pay all related interest and principal by November 16, 1998. In connection with the Credit Agreement, Deutsche Bank has received a first priority lien on all of the Company's assets, including intellectual property. Pursuant to the terms of the Credit Agreement, the Company is subject to certain financial and non-financial covenants including limitations on payments of dividends, additional borrowings, acquisitions and disposition of assets and maintenance of maximum operating cash flow deficiencies and minimum quick ratios.

     The Company entered into a sublease in May 1998 for office space located in Sunnyvale, California (the "Sublease").

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

     The Company and Network Associates, a developer of electronic commerce locations and publisher of certain products marketed under the McAfee and other names, have entered into various agreements over the past fourteen (14) months concerning the on-line sale of Software and the management of certain websites, including the Co-Hosting Agreement and Web Site Services Agreement entered into in September of 1998. Under these agreements, the Company acts as a reseller of Network Associates' products, as co-host of certain internet sites developed by Network Associates and as a provide of certain operational and management services for Network Associates' Web site maintained at www.mcafeemall.com. Pursuant to these agreements each of the Company and Network Associates is obligated to the other for the payment of fees based on activities governed by a particular agreement such as resales by the Company of Network Associates products at the Company's Web site or the exclusive right to resell Network Associates products at a co-hosted site. The Co-Hosting Agreement of September 1998 provides for substantial payments to Network Associates over the three year term of the agreement. Termination of this relationship would likely have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the volume of online traffic, customers or revenues obtained as a result of this relationship will justify the Company's significant fixed financial obligations to Network Associates, or to satisfy its contractual obligations necessary to prevent termination of such agreements. The amounts paid under the Co-Hosting agreement are being amortized to sales and marketing on a straight-line basis over the 3 year period of the contract.

     Net loss per share is presented under Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128). Pro forma net loss per share has been computed under FAS 128 and also gives effect to the conversion of redeemable convertible preferred stock not included in net loss per share that converted upon completion of the IPO.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS
130). FAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. The Company adopted FAS 130 in the nine months ended September 30, 1998. There was no impact to the Company as a result of the adoption of FAS 130, as there is no difference between the Company's net loss reported and the comprehensive net loss under FAS 130 for the periods presented.

     Accounting standard SOP 98-1 was issued in first quarter, 1998, and is effective in 1999. It requires capitalization of the development costs of software to be used internally, e.g., for manufacturing or administrative processes. The Company, which currently expenses such amounts as incurred, expects to adopt the standard in the first quarter of 1999 for developmental costs incurred in that quarter and thereafter. The Company does not expect the adoption of SOP 98-1 to have a material impact on its financial condition or results of operations.

     From time to time, the Company has received, and may receive in the future, notice of claims infringement of other parties' proprietary rights. In November 1998, the Company received a letter from a third party that appears to hold a registered United States trademark for "A Better Way to Buy Software" asserting that the Company's use of such phrase infringes such third party's trademark rights in such phrase. The Company disputes the validity of this assertion. However, there can be no assurance that such third party will not file a lawsuit against the Company, which could subject the Company to injunctive relief or money damages or that the Company will prevail in such litigations. In November 1998, the Company also received a letter from a third party asserting that the Company's use of the name "Beyond.com" infringes the trademark and domain name rights of such third party. The Company is monitoring this matter, the ultimate outcome of which remains to be determined. The Company disputes the validity of this assertion, however, there can be no assurance that the outcome of this matter will not materially adversely affect the Company's ability to use the "Beyond.com" mark, name or domain name, which would have a material adverse effect on the Company's business, financial conditions or result of operations.




                            software.net Corporation
                           (also known as Beyond.com)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words "believes," "anticipates," "intends," plans," estimates," and similar expressions are forward looking statements. Such forward looking statements contained herein are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward looking statements. For a more detailed discussion of these and other business risks, see the Company's final prospectus filed pursuant to Rule 424 of the Securities Act of 1933, as amended (File No. 333-51121) dated June

17, 1998 comprising a part of the Company's Registration Statement on Form S-1, as amended, filed with the Commission.

OVERVIEW

     software.net Corporation (also known as Beyond.com, the "Company") is a leading online reseller of commercial off-the-shelf computer software ("Software") to the consumer, small business, and large enterprise markets. The Company operates its own Web site and delivers Software to its customers over the Internet through electronic software delivery ("ESD") and through physical delivery in shrink-wrap packages. In June 1998, the Company consummated the initial public offering of its Common Stock. In August 1998, the Company began doing business as "Beyond.com." A formal corporate name change will be submitted for approval at a special meeting of stockholders to be held in December 1998.


Since inception the Company has experienced increasing net losses on an annual basis. For the foreseeable future, the Company intends to expend significant financial and management resources on brand development, marketing and promotion, site content development, strategic relationships (such as those with AOL, Netscape Communications Corporation ("Netscape"), Network Associates, Inc. ("NAI") (described below) and Excite, Inc. ("Excite")), and technology and operating infrastructure, including ESD capabilities. Because the Company has relatively low gross margins, achieving profitability given planned investment levels depends upon the Company's ability to generate and sustain substantially increased levels of net revenues. As a result, the Company expects to incur additional losses and continued negative cash flow from operations for the foreseeable future, and such losses are anticipated to increase significantly from current levels as marketing and promotion costs increase, including new and increased expenses incurred in expanding the Company's employee base and on mass media advertising. There can be no assurance that the Company's revenues will increase or even continue at their current level or that the Company will achieve or maintain profitability or generate cash from operations in future periods. The Company's current and future expense levels are to a large extent fixed at a significant level primarily due to the strategic marketing agreements, and these levels are based on its operating plans and estimates of future revenues which depend on anticipated sales resulting from the strategic marketing agreements with AOL, Excite and NAI and increased advertising and government sales. Sales and operating results generally depend on the volume and timing of orders received, which are difficult to forecast. Further, as noted above, the Company expects these costs to increase above the fixed minimum. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues would have an immediate adverse effect on the Company's business, financial condition and results of operations. In view of the rapidly evolving nature of the Company's business and its limited operating history in the online Software reselling business, the Company is unable to accurately forecast its revenues and believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

     The Company expects to experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside of the Company's control. Factors that may adversely affect the Company's quarterly operating results include (i) the Company's ability to retain existing customers, attract new customers and maintain customer satisfaction; (ii) the announcement or introduction of new sites, services and products by the Company and its competitors; (iii) price competition; (iv) the level of use of the Internet and online services and increasing consumer acceptance of the Internet and other online services for the purchase of consumer products such as those offered by the Company; (v) the Company's ability to upgrade and develop its systems and infrastructure and attract new personnel in a timely and effective manner; (vi) the level of traffic on the Company's Web site; (vii) the termination of any strategic marketing alliances such as those with AOL, Excite, Netscape and NAI pursuant to which the Company has exposure to traffic on third party Web sites, or the termination of contracts with major purchasers, particularly the United States government agencies (the "U.S. government"); (viii) technical difficulties, system downtime or Internet brownouts; (ix) the failure of Internet bandwidth to increase significantly over time and/or an increase in the cost to consumers of exploiting Internet bandwidth; (x) the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business, operations and infrastructure; (xi) the number of popular Software titles introduced during the period; (xii) certain government regulations; and (xiii) general economic conditions and economic conditions specific to the Internet, online commerce and the Software industry. The Company expects that it may experience seasonality in its business, reflecting a combination of seasonal fluctuations in Internet usage and traditional retail, governmental and corporate entity seasonal spending patterns.

     Gross margins may be impacted by a number of different factors, including the mix of revenues from sales of shrink-wrap products versus revenues from ESD product sales, the mix of Software products sold, the mix of revenues among sales to government, corporate and consumer purchasers and the mix of revenues from strategic partners such as AOL, Excite, Netscape and NAI and the Company's Web site. The Company typically derives higher gross margins from advertising and promotional revenues than from Software product sales. The Company typically realizes higher gross margins on ESD Software product sales than on sales of shrink-wrap Software products and lower gross margins on sales of widely available commodity Software products than on sales of specialty Software products. In addition, the Company typically realizes higher gross margins on sales to consumer purchasers than on sales to government or corporate purchasers. In addition, the Company also may from time to time offer attractive pricing programs, which may reduce its gross margins periodically. The Company believes that the size of new Software products will continue to increase and that such Software products will not be suitable for ESD in the absence of significant increases in network bandwidth. This trend may impact the Company's ability to realize the higher gross margins associated in the ESD Software product sales in respect of such Software products. Any change in one or more of the foregoing factors could materially adversely affect the Company's gross margins and operating results in future periods.

     The Company and Network Associates, a developer of electronic commerce locations and publisher of certain products marketed under the McAfee and other names, have entered into various agreements over the past fourteen (14) months concerning the on-line sale of Software and the management of certain websites, including the Co-Hosting Agreement and Web Site Services Agreement entered into in September of 1998. Under these agreements, the Company acts as a reseller of Network Associates' products, as co-host of certain internet sites developed by Network Associates and as a provide of certain operational and management services for Network Associates' Web site maintained at www.mcafeemall.com. Pursuant to these agreements each of the Company and Network Associates is obligated to the other for the payment of fees based on activities governed by a particular agreement such as resales by the Company of Network Associates products at the Company's Web site or the exclusive right to resell Network Associates products at a co-hosted site. The Co-Hosting Agreement of September 1998 provides for substantial payments to Network Associates over the three year term of the agreement. Termination of this relationship would likely have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the volume of online traffic, customers or revenues obtained as a result of this relationship will justify the Company's significant fixed financial obligations to Network Associates, or to satisfy its contractual obligations necessary to prevent termination of such agreements.

RESULTS OF OPERATIONS: QUARTER AND NINE MONTHS ENDED September 30, 1998

     Net Revenues. Net revenues increased from $11.4 million in the nine months ended September 30, 1997 to $23.5 million in the nine months ended September 30, 1998, primarily as a result of increased sales to consumer and corporate customers and as a result of a new U.S. government contract. Net revenues from ESD Software sales were $12.8 million in the nine months ended September 30, 1998.

     Net revenues increased from $4.8 million in the quarter ended September 30, 1997 to $9.7 million in the quarter ended September 30, 1998 primarily as a result of new U.S. government contracts and increased sales to consumer and corporate customers. Net revenues from ESD Software sales were $4.7 million in the quarter ended September 30, 1998.

     Cost of Revenues. Cost of revenues consists primarily of the costs of Software and Software licenses sold to consumer and corporate customers and related credit card processing fees, as well as the costs of Software licenses and Software updates provided to the U.S. government. Total cost of revenues increased from $10.0 million in the nine months ended September 30, 1997 to $19.9 million in the nine months ended September 30, 1998 as a result of increased Software sales.

     Total cost of revenues increased from $4.3 million in the quarter ended September 30, 1997 to $8.3 million in the quarter ended September 30, 1998, as a result of increased Software sales.

     Gross Margin. Gross margin (gross profit as a percentage of net revenues) increased from 12.7% in the nine months ended September 30, 1997 to 15.2% in the nine months ended September 30, 1998. This increase primarily was due to a shift in the Company's revenue mix, resulting from an increased percentage of higher margin advertising and promotional revenues received from Software publishers. The Company may in the future expand or increase the discounts it offers to its customers and may otherwise alter its pricing structures and policies. Such actions may have an adverse impact on gross margin in future periods. In addition, the Company's gross margin in future periods may decline to the extent that revenues from sales to the U.S. government or sales to large enterprise customers increase as a percentage of the Company's total net revenues.

     Gross margin increased from 11.0% in the quarter ended September 30, 1997 to 15.0% in the quarter ended September 30, 1998. This increase primarily was due to a increase percentage of total revenue being derived from higher margin advertising and promotional revenues received from Software publishers.

     Research and Development Expenses. Research and development expenses primarily consist of personnel and other expenses associated with developing and enhancing the Company's Web sites, as well as associated facilities-related expenses. Research and development expenses increased from $641,000 in the nine months ended September 30, 1997 to $3.0 million in the nine months ended September 30, 1998. Research and development expenses as a percentage of net revenues increased from 5.6% in the nine months ended September 30, 1997 to 12.8% in the nine months ended September 30, 1998. Research and development expenses increased in absolute dollars and as a percentage of net revenues primarily due to an increase in personnel and equipment-related costs.

     Research and development expenses increased from $302,000 in the quarter ended September 30, 1997 to $1.3 million in the quarter ended September 30, 1998. Research and development expenses as a percentage of net revenues increased from 6.3% in the quarter ended September 30, 1997 to 13.2% in the quarter ended September 30, 1998. Research and development expenses increased in absolute dollars and as a percentage of net revenues primarily due to an increase in personnel and equipment-related costs. The Company believes that continued investment in research and development is critical to attaining its strategic objectives and, as a result, expects research and development expenses to increase significantly in absolute dollars in future periods.

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of promotional expenditures, personnel and related expenses, and costs associated with operating the Company's Web sites. In addition, sales and marketing expenses include the expenditures associated with the Company's strategic marketing alliances. Sales and marketing expenses increased from $1.0 million in the nine months ended September 30, 1997 to $14.3 million in the nine months ended September 30, 1998. Sales and marketing expenses as a percentage of net revenues were 9.1% in the nine months ended September 30, 1997 and 60.7% in the nine months ended September 30, 1998. Sales and marketing expenses increased in absolute dollars and as a percentage of net revenues primarily due to costs associated with the Company's strategic marketing alliances, branding and marketing campaign (including charges associated with the Company's re-branding efforts), as well as an increase in personnel and advertising expenditures.

     Sales and marketing expenses increased from $442,000 in the quarter ended September 30, 1997 to $8.0 million in the quarter ended September 30, 1998. Sales and marketing expenses as a percentage of net revenues were 9.2% in the quarter ended September 30, 1997 and 82.6% in the quarter ended September 30, 1998. Sales and marketing expenses increased in absolute dollars and as a percentage of net revenues primarily due to costs associated with the Company's strategic marketing alliances, branding and marketing campaign, as well as an increase in personnel and advertising expenditures.

     The Company intends to continue to pursue an aggressive branding, sales and marketing campaign and therefore expects sales and marketing expenses to increase significantly in absolute dollars in future periods. As a portion of these expenditures, the Company's current strategic marketing alliances with AOL, Excite and Netscape provide for payments totaling approximately $26 million in accordance with the terms of these agreements. At September 30, 1998 approximately $21.1 million remained to be paid. The costs associated with the AOL and Netscape agreements will be expensed rateably over their respective terms. The costs associated with the Excite agreement will be expensed as payments become due under the contract terms. The Co-Hosting Agreement with Network Associates will require significant minimum payments over the next three years. The Company may enter into similar strategic marketing alliances requiring significant minimum payments in the near future and, as a result, may experience substantial increases in its sales and marketing expenses.

     General and Administrative Expenses. General and administrative expenses primarily consist of personnel expenses, legal expenses, and facilities-related expenses. General and administrative expenses increased from $676,000 in the nine months ended September 30, 1997 to $3.2 million in the nine months ended September 30, 1998. General and administrative expenses as a percentage of net revenues were 5.9% in the quarter ended September 30, 1997 and 13.7% in the quarter ended September 30, 1998. General and administrative expenses increased in absolute dollars and as a percentage of net revenues primarily due to increased personnel-related costs and facilities-related expenses associated with the hiring of additional personnel as well as increased provisions for bad debts.

     General and administrative expenses increased from $265,000 in the quarter ended September 30, 1997 to $1.4 million in the quarter ended September 30, 1998. General and administrative expenses as a percentage of net revenues were 5.5% in the quarter ended September 30, 1997 and 14.4% in the quarter ended September 30, 1998. General and administrative expenses increased in absolute dollars and as a percentage of net revenues primarily due to increased personnel-related costs and facilities-related expenses associated with the hiring of additional personnel, as well as increased provisions for bad debts. The Company expects general and administrative expenses to increase in absolute dollars as the Company builds its infrastructure and as a result of the costs associated with being a public company.

     Interest Income, net. Interest income, net, consists of earnings on the Company's cash and cash equivalents, net of interest expense. Interest income, net, increased from $96,000 in the nine months ended September 30, 1997 to $241,000 in the nine months ended September 30, 1998, primarily as a result of interest income from higher average cash balances offset by interest expenses associated with the Company's credit facility.

     Interest income, net, increased from $24,000 in the quarter ended September 30, 1997 to $384,000 in the quarter ended September 30, 1998, primarily as a result of interest income associated with the Company's higher cash balances.

     Income Taxes. The Company has recorded a net loss for the nine months and quarters ended September 30, 1997 and September 30, 1998. As a result, no provision for income taxes has been recorded in these periods.

LIQUIDITY AND CAPITAL RESOURCES

     From inception through September 30, 1998, the Company has financed its operations primarily through private sales of Preferred Stock and the initial public offering ("IPO") of 5,750,000 shares of its Common Stock. The Company raised net cash proceeds totaling $15.3 million through private sales of Preferred Stock. On June 22, 1998, the Company received net proceeds of $46.8 million pursuant to the IPO. The Company raised an additional $2.0 million at the closing of the IPO through the sale of Common Stock to AOL pursuant to a Common Stock and Warrants Subscription Agreement entered into in March 1998 and $4.8 million through a credit agreement entered into with Deutsche Bank, A.G. in May 1998 (the "Deutsche Bank Credit Facility").

     As of September 30, 1998, the Company had approximately $33.2 million of cash and cash equivalents compared with $2.6 million at December 31, 1997. The Company intends to repay the Deutsche Bank Credit Facility in November 1998. The Company's current strategic marketing alliances provide for payments of approximately $787,000 in the fourth quarter of 1998, approximately $8.7 million in 1999, approximately $10.2 million in the year 2000 and approximately $1.5 million in the year 2001. The Company currently has no other material commitments other than those under its operating leases, U.S. government contracts, and certain equipment leases.

     Net cash used in operating activities was $1.3 million for the nine months ended September 30, 1997 and $23.9 million for the nine months ended September 30, 1998. Cash used in operating activities for the nine months ended September 30, 1998 resulted from a net loss of $16.7 million, increases in accounts receivable and prepaid expenses totalling $15.7 million related to accounts receivable from government contracts and prepaid partnership agreements and an increase in deferred revenue. These amounts were offset by increases in accounts payable, accrued liabilities and deferred revenue related to general Company growth and the execution of a new government contract.

     Net cash used in investing activities for the nine months ended September 30, 1998 of $1.9 million was attributable to leasehold improvements and computer equipment.

     Net cash provided by financing activities of $56.4 million for the nine months ended September 30, 1998 primarily consists of proceeds from the Company's IPO, the Deutche Bank Credit Facility, the AOL purchase of Common Stock and the sale of the Company's Series D redeemable convertible Preferred Stock.

     The Company believes that the net proceeds from this Offering, together with its current cash and cash equivalents will be sufficient to meet its anticipated cash needs for working capital and capital expenditures for at least the next twelve months. The Company is evaluating alternatives of selling additional equity or debt securities or obtaining additional credit facilities, in part to fund its financial obligations to AOL, NAI and Excite and in order to continue to expand the Company's sales and marketing efforts. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

     Year 2000 Compliance. The "Year 2000 Issue" is typically the result of software and firmware being written using two digits rather than four to define the applicable year. If the Company's software and firmware with date-sensitive functions are not Year 2000 compliant, they may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. The Company has evaluated its internal systems and believes its internal systems are substantially Year 2000 compliant.

     The Company is in the early stages of conducting an audit of its suppliers and major customers as to the Year 2000 compliance of their systems. The Company plans to develop a corporate awareness program, project plan (including remediation, upgrading and replacement), validation testing and contingency planning. The Company has initiated formal communication with significant suppliers to determine the extent to which the Company's operations are vulnerable to those third parties' failure to remediate their own Year 2000 issues. Suppliers of hardware, software or other products that might contain embedded processors were requested to provide information regarding the Year 2000 compliance status of their products. The Company will continue to seek information from non-responsive suppliers and plans to contact additional suppliers during the fourth quarter of 1998. In addition, in order to protect against the acquisition of additional non-compliant products, the Company now requires suppliers to warrant that products sold or licensed to the Company for the Company's internal systems are Year 2000 compliant. The Company's expenditures to date have been immaterial with respect to Year 2000 compliance, and the Company is currently evaluating the extent of its future expenditures in addressing these issues. In the event that any of the Company's significant suppliers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected. There can be no assurance that the systems of other companies on which the Company's systems rely will be converted in a timely fashion and would not have an adverse effect on the Company's operations.

     Failure of the Company's internal computer systems or of such third-party equipment or software, or of systems maintained by the Company's suppliers, to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products from the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. The

Internet market is highly dependent on such systems as it relates to information transfer and e-commerce. Failure of internet companies to become Year 2000 compliant would have an adverse effect on the Company's ability to operate as a business. The Company has not yet estimated all the Year 2000 costs but believes the costs that will be incurred relating to the Company's internal computer systems are immaterial to the Company's business operations or financial condition and the Company is currently evaluating any financial exposure it may face relating to the computer systems of its suppliers and major customers.

Additionally, the Company may incur material financial harm as a result of sales of non-compliant commercial, off-the-shelf software to its customers. The Company is currently evaluating any potential financial exposure related to this issue.

PART II.  OTHER INFORMATION

          ITEM 1. Legal Proceedings

               From time to time, the Company has received, and may receive in the future, notice of claims of infringement of other parties' proprietary rights. In November 1998, the Company received a letter from a third party that appears to hold a registered United States trademark for "A Better Way to Buy Software" asserting that the Company's use of such phrase infringes such third party's trademark rights in such phrase. The Company disputes the validity of such claim. However, there can be no assurance that such third party will not file a lawsuit against the Company, which could subject the Company to injunctive relief or money damages or that the Company will prevail in such litigation. In November 1998, the Company also received a letter from a third party asserting that the Company's use of the name "Beyond.com" infringes on the trademark and domain name rights of such third party. The Company is monitoring this matter, the ultimate outcome of which remains to be determined. The Company disputes the validity of this assertion. However, there can be no assurance that the outcome of this matter will not materially adversely affect the Company's ability to use the "Beyond.com" mark, name or domain name, which would have a material adverse effect on the Company's business, financial conditions or results of operations.

          ITEM 2. Changes in Securities-Not Applicable

          ITEM 3. Defaults Upon Senior Securities-Not Applicable.

          ITEM 4. Submission of Matters to a Vote of Security Holders-Not Applicable.

          ITEM 5. Other Information-Not Applicable.

          ITEM 6. Exhibits and Reports on Form 8-K

                  (a)  EXHIBITS.

                  EXHIBIT
                  NUMBER                 DESCRIPTION
                  -------                -----------
                  10.1         Agreement dated as of September 11, 1998, by and
                               between the Registrant and the United States
                               National Imaging and Mapping Agency ( NIMA
                               Contract # N00140-98-D-2139)+
                  10.2         Co-hosting Agreement dated as of September 21,
                               1998, by and between the Registrant and Network
                               Associates, Inc.* +
                  10.3         Web Site Service Agreement dated as of September 21, 1998, by and between the Registrant and Network Associates, Inc.*
                  10.4         Electronic Services Distribution Agreement dated as of September 1, 1997, by and between The
                               Registrant and McAfee Software, Inc.* +
                  27.1         Financial Data Schedule
                  27.2         Financial Data Schedule


*Confidential treatment requested.
+ To be filed by amendment.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                            software.net Corporation
                                  (Registrant)





DATE: November 16, 1998                BY: /s/ Michael J. Praisner
      ------------------                  -------------------------------------
                                           Michael J. Praisner
                                           Vice President and
                                           Chief Financial Officer

DATE: November 16, 1998                BY: /s/ Mark L. Breier
      ------------------                  -------------------------------------
                                           Mark L. Breier
                                           President and
                                           Chief Executive Officer

                               INDEX TO EXHIBITS


Exhibit
Number                             Description
-------                            -----------
10.1         Agreement dated as of September 11, 1998, by and between the
             Registrant and the United States National Imaging and Mapping
             Agency ( NIMA Contract # N00140-98-D-2139)+

10.2 Co-hosting Agreement dated as of September 21, 1998, by and between the Registrant and Network Associates, Inc.* +

10.3 Web Site Service Agreement dated as of September 21, 1998, by and between the Registrant and Network Associates, Inc.*

10.4         Electronic Services Distribution Agreement dated as of September 1,
             1997, by and between The Registrant and McAfee Software, Inc.* +

27.1         Financial Data Schedule


*Confidential treatment requested.
+ To be filed by amendment.