Form 10-Q/A
period 1998-09-30
SOFTWARE NET CORP
filed 1998-11-20
CIK 1060531

        AMENDMENT NO. 1 TO FORM 10-Q FOR PERIOD ENDED SEPTEMBER 30, 1998
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                  FORM 10-Q/A
                                Amendment No. 1

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

     The Registrant hereby amends the disclosure contained in Part I, Items 1 and 2 and Part II, Item 6 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1998 to amend certain information disclosed in
Part I, Items 1 and 2 and to add information in Part II, Item 6. In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the complete text of such items, as amended, follows.

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

                                                               Nine Months Ended
                                                             ---------------------
                                                              Sept 30,       Sept 30,
                                                                1998           1997
                                                             ---------       --------
OPERATING ACTIVITIES
    Net loss                                                  ($16,689)     $(2,887)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
       Depreciation and amortization                               419           47
       Amortization of deferred compensation                     1,090            -
       Net loss of discontinued operations                          -         2,074
    Changes in operating assets and liabilities:
       Accounts receivable                                      (7,916)      (2,102)
       Prepaid expenses and deposits                            (7,781)        (491)
       Cost of deferred revenue                                  1,328       (6,548)
       Accounts payable                                          4,467        1,857
       Other accrued liabilities                                 2,797          608
       Deferred revenue                                         (1,578)       7,124
       Cash used in discontinued operations                          -            4
                                                             ---------       --------
               Net cash used in operating activities           (23,863)        (314)

INVESTING ACTIVITIES
    Purchases of property and equipment                         (1,949)        (296)
    Cash used in discontinued operations                             -       (2,300)
                                                             ---------       --------
               Net cash used in investing activities            (1,949)      (2,596)

FINANCING ACTIVITIES
    Proceeds from issuance of note payable                       4,800            -
    Repayment of note payable to related party                     (60)           -
    Repayment of capital lease obligations                         (57)          (7)
    Proceeds from sale of redeemable convertible
        preferred stock                                          2,924        5,964
    Proceeds from sale of common stock                          48,833            -
                                                             ---------     --------
               Net cash provided by financing activities        56,440        5,957
                                                             ---------     --------
    Net increase in cash and equivalents                        30,628        3,047
    Cash and cash equivalents at beginning of period             2,571        3,737
                                                             ---------     --------
    Cash and cash equivalents at end of period                 $33,199       $6,784
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

     Interest income, net, increased from $24,000 in the quarter ended September 30, 1997 to $383,000 in the quarter ended September 30, 1998, primarily as a result of interest income associated with the Company's higher cash balances.

     Income Taxes. The Company has recorded a net loss for the nine months and quarters ended September 30, 1997 and September 30, 1998. As a result, no provision for income taxes has been recorded in these periods.

LIQUIDITY AND CAPITAL RESOURCES

     From inception through September 30, 1998, the Company has financed its operations primarily through private sales of Preferred Stock and the initial public offering ("IPO") of 5,750,000 shares of its Common Stock. The Company raised net cash proceeds totaling $14.8 million through private sales of Preferred Stock. On June 22, 1998, the Company received net proceeds of $46.8 million pursuant to the IPO. The Company raised an additional $2.0 million at the closing of the IPO through the sale of Common Stock to AOL pursuant to a Common Stock and Warrants Subscription Agreement entered into in March 1998 and $4.8 million through a credit agreement entered into with Deutsche Bank, A.G. in May 1998 (the "Deutsche Bank Credit Facility").

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

     Net cash used in operating activities was $314,000 for the nine months ended September 30, 1997 and $23.9 million for the nine months ended September 30, 1998. Cash used in operating activities for the nine months ended September 30, 1998 resulted from a net loss of $16.7 million, increases in accounts receivable and prepaid expenses totalling $15.7 million related to accounts receivable from government contracts and prepaid partnership agreements and an increase in deferred revenue. These amounts were offset by increases in accounts payable, accrued liabilities and deferred revenue related to general Company growth and the execution of a new government contract.

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

PART II.  OTHER INFORMATION

          ITEM 6. Exhibits and Reports on Form 8-K

                  (a)  EXHIBITS.

                  EXHIBIT
                  NUMBER                 DESCRIPTION
                  -------                -----------
                  10.1         Agreement dated as of September 11, 1998, by and
                               between the Registrant and the United States
                               National Imaging and Mapping Agency ( NIMA
                               Contract # N00140-98-D-2139)
                  10.2         Co-hosting Agreement dated as of September 21,
                               1998, by and between the Registrant and Network
                               Associates, Inc.
                  10.3         Web Site Service Agreement dated as of September 21, 1998, by and between the Registrant and Network Associates, Inc.
                  10.4         Electronic Services Distribution Agreement dated as of September 1, 1997, by and between The
                               Registrant and McAfee Software, Inc.
                  27.1         Financial Data Schedule



*Confidential treatment requested.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            software.net Corporation
                                  (Registrant)




DATE: November 20, 1998                BY: /s/ Mark L. Breier
      ------------------                  ------------------------------------
                                           Mark L. Breier
                                           President and
                                           Chief Executive Officer


DATE: November 20, 1998                BY: /s/ Michael J. Praisner
      ------------------                  ------------------------------------
                                           Michael J. Praisner
                                           Vice President and
                                           Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit
Number                             Description
-------                            -----------
10.1         Agreement dated as of September 11, 1998, by and between the
             Registrant and the United States National Imaging and Mapping
             Agency ( NIMA Contract # N00140-98-D-2139)

10.2 Co-hosting Agreement dated as of September 21, 1998, by and between the Registrant and Network Associates, Inc.

10.3 Web Site Service Agreement dated as of September 21, 1998, by and between the Registrant and Network Associates, Inc.

10.4         Electronic Services Distribution Agreement dated as of September 1,
             1997, by and between The Registrant and McAfee Software, Inc.

27.1         Financial Data Schedule