Form 10-K
period 1998-12-31
BEYOND COM CORP
filed 1999-03-31
CIK 1060531

        FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 31, 1999



                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                ________________

                                    FORM 10-K
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                             BEYOND.COM CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       7375                                     94-3212136
        (STATE OR OTHER JURISDICTION                 (PRIMARY STANDARD INDUSTRIAL                      (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)               CLASSIFICATION CODE NUMBER)                   IDENTIFICATION NUMBER)

                            1195 WEST FREMONT AVENUE
                           SUNNYVALE, CALIFORNIA 94087
                                 (408) 616-4200
               (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER,
        INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                        TITLE OF EACH CLASS                                       NAME OF EACH EXCHANGE ON WHICH REGISTERED
              Common Stock, $.001 Par Value per Share                                          NASDAQ Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X      No
                                      -----      ------
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 22, 1999 was approximately $319,936,920 (based on closing sale price of $24 1/8 per share as reported for the NASDAQ Exchange).

    The number of shares of the registrant's Common Stock, $.001 par value per share, outstanding as of March 22, 1999 was 27,598,986.

                                EXPLANATORY NOTE

     This Annual Report was filed with the Securities and Exchange Commission on March 31, 1999. On March 29, 1999, we closed a transaction whereby one of our wholly owned subsidiaries merged with and into BuyDirect.com, a leading online software retailer for consumers and business customers. As a result of the short time period between closing of the BuyDirect.com merger and such filing, certain statements in this report do not reflect that the BuyDirect.com merger has been completed. In connection with the BuyDirect.com merger, we assumed BuyDirect's obligations under strategic alliance agreements with @Home, CNet, XOOM.com and ZDNet and other significant partners. In addition, in connection with the BuyDirect.com merger, we will record a significant amount of goodwill, the amortization of which will adversely affect our earnings and profitability for the foreseeable future. We expect to record goodwill and other intangible assets of approximately $140 million, to be amortized through 2002. We believe it is likely that we will not generate additional earnings sufficient to recover the amount of goodwill and other intangible assets recorded during the period in which they are amortized.

                                     PART I
ITEM 1:  BUSINESS

INTRODUCTION

    Beyond.com Corporation is a leading online reseller of commercial off-the-shelf computer software. Through our online store (www.beyond.com), we offer customers a comprehensive selection of software as well as related computer peripheral products, helpful customer service, a convenient shopping experience and competitive prices. We also offer our enterprise and government customers the convenience of rapid software procurement and installation, and continuous maintenance. We believe that the Beyond.com site is one of the most widely known and used Web sites for the purchase of software. We deliver software to customers one of two ways: either we physically deliver the shrink-wrap software package, or we deliver the software over the Internet through digital download. We believe we provide our customers with superior value because we offer one of the largest selections of brand-name high quality software available online as well as the convenience of shopping from home or office, twenty-four-hours-a-day, seven-days-a-week.

    We believe that the Internet is an ideal medium to sell and deliver software for several reasons:

         - the demographics of Internet users overlap one-to-one with the demographics of potential software purchasers;

         - delivery via digital download of many software titles provides the customer with instant gratification; and

         - digital download allows large enterprise customers, such as corporations, government agencies and universities, to achieve efficient and cost-effective distribution of software.

    We base our business on scaleable technology that permits the sale, order processing and delivery of software with limited human intervention. With our technology, and our significant operational experience, we can address the complex process of reliable real time digital download. We have developed relationships with approximately 350 leading software publishers. These publishers have granted us the right to distribute approximately 5,600 software stock keeping units to customers via digital download.

    On February 19, 1999, we entered into an agreement pursuant to which one of our wholly-owned subsidiaries will merge with and into BuyDirect.com, a leading online software retailer for consumers and business customers.

    BuyDirect.com is a privately held Company based in San Francisco, California. Originally launched as a service of CNET, BuyDirect.com became a separate company in March 1998. Like Beyond.com, BuyDirect.com sells software over the Internet to the consumer market and specializes in digital download technology. The following is a summary of certain aspects of the BuyDirect.com merger agreement, the proposed merger and related transactions and is qualified in its entirety to the merger agreement.

    Upon the closing of this merger, BuyDirect.com will become our wholly-owned subsidiary and we will issue approximately 5.1 million shares of our common stock, subject to adjustment, to BuyDirect.com's stockholders in exchange for their outstanding shares of BuyDirect.com common and preferred stock, and reserve for issuance upon exercise of options we are assuming in connection with the proposed merger approximately 300,000 shares of our common stock, subject to adjustment. Each option we assume will continue to have, and be subject to, the same terms and condition as set forth in the BuyDirect.com 1998 Stock Option Plan and in the respective option or warrant agreements governing such option immediately prior to the merger except that such options will be exercisable for shares of our common stock. We will account for the merger using the purchase method of accounting. We anticipate that the BuyDirect.com merger will close by the end of March 1999. The BuyDirect.com merger is subject to a number of contingencies, including approval of the merger by the BuyDirect.com stockholders, and other customary closing conditions. As a result, there can be no assurance that the BuyDirect.com merger will be completed in March 1999, if at all. Upon closing of this merger, and the completion of our proposed offering of common stock, the shares of our common stock issued in connection with the merger will constitute approximately 14% of our outstanding common stock.

    The BuyDirect.com merger agreement contains customary representations and warranties on the part of BuyDirect.com and its principal shareholders regarding such matters as BuyDirect.com's corporate good standing, capital structure, intellectual property ownership, pending litigation, assets and liabilities, employee relations, material contracts, tax good standing, compliance with laws and regulations, customers and internet traffic. We also made certain representations and warranties to BuyDirect.com and its principal stockholders regarding certain of such matters.

    Pursuant to the merger agreement and subject to a threshold and certain limitations and exceptions, each of the BuyDirect.com principal stockholders agreed to indemnify us and each of our officers, directors, employees, agents and representatives with respect to breaches of any representations, warranties, covenants or other agreements made by BuyDirect.com or the BuyDirect.com stockholders in the merger agreement or any damages suffered by us by reason of any third-party claims existing prior to the merger.

    Fifteen percent of the shares to be issued to the BuyDirect.com stockholders will be held in escrow for a period not to exceed fifteen months after the date of the closing of the merger to secure these indemnification obligations of the BuyDirect.com stockholders.

    Upon completion of the merger, the holders of our common stock issued in connection therewith will have the right to require us to file a registration statement by July 16, 1999, with respect to 5,103,449 shares of our common stock, subject to adjustment, to be issued in exchange for BuyDirect.com common and preferred stock. We have the right to delay the filing of this registration statement until 30 days after the completion of the sale of securities under a Form S-1 filed with the Commission on March 17, 1999 and amended on March 23, 1999, as well as under certain other circumstances. We are also obligated to file a registration statement within 15 days of the closing of the merger to register 296,551 shares of our common stock, subject to adjustment, to be reserved for issuance upon the exercise of options we are assuming in connection with the merger.

    We also entered into agreements with America Online, Excite, Netscape, Network Associates and Yahoo!. In addition, if the BuyDirect.com merger is completed, we will have similar relationships with At Home Corporation ("@Home"), CNET, Inc., XOOM.com and ZDNet, a division of ZD, Inc., and other partners. Our agreements with these companies provide us with prominent display space on certain screens on each of these companies' Web sites. We believe these alliances have helped us to further consolidate our position as a leading online software reseller. Since we launched our Web site in November 1994, we have delivered software products to approximately 634,000 cumulative customers (including individual desktops for corporate and government customers and users to whom we have distributed freeware and trial download products). In 1997 and 1998, we fulfilled 66% and 43%, respectively, of our deliveries to paying customers through digital download. In addition, in 1997 and 1998, we fulfilled all of our deliveries pursuant to our U.S. government contracts through digital download. Our net revenues increased from approximately $5.9 million in 1996 to approximately $16.8 million in 1997 and have further increased to approximately $36.7 million in 1998.

INDUSTRY BACKGROUND

Growth of the Internet and Online Commerce

    The Web and commercial online services such as America Online allow millions of people to share information and conduct business electronically. International Data Corporation estimates that the total value of goods and services purchased over the Web will increase from approximately $32.4 billion in 1998 to approximately $425.7 billion by 2002. A number of factors contribute to the growth of the Internet and its increased commercial use, including:

         - large and growing numbers of personal computers in the home and workplace;

         -        improvements in network infrastructure and bandwidth;

         -        easier and cheaper access to the Internet;

         - increased awareness of the Internet among consumer and business users; and

         - the rapidly expanding availability of online content and commerce which increases the value to users of being connected to the Internet.

    According to International Data Corporation, the number of Web users worldwide will increase from approximately 97.3 million at the end of 1998 to approximately 319.8 million by the end of 2002. International Data Corporation further estimates that the percentage of Web users buying goods and services on the Internet will increase from approximately 28% at the end of 1998 to approximately 40% by the end of 2002.

    The Internet also is a popular medium for purchasing and distributing software. Jupiter Communications, Inc. estimates that revenues from online sales of PC software in 1998 were $259 million and projects that these sales will grow to $2.4 billion in 2002.

Traditional Software Industry

    According to International Data Corporation, end-user spending on software through indirect channels is expected to increase at a compounded annual rate of 17.2% from $23.9 billion in 1997 to approximately $52.9 billion in 2002.

    In addition, we believe that the software reselling industry is highly fragmented. Industry participants include regional and national chains of superstores, cataloguers, systems integrators, value-added resellers and small single location stores. We believe this fragmentation provides us an opportunity to increase our market share.

    The two primary categories of software purchasers are consumers and small businesses, and large enterprises such as corporations, government agencies and universities. These two market segments have different requirements, and software resellers use different channels to meet the differing needs of these purchasers.

    Consumers and Small Businesses

    Software publishers primarily sell their software to these purchasers through a network of distributors and resellers and, to a lesser extent, directly to consumers. There are many software resellers in the United States which serve the consumer and small business market. These resellers vary in size. Some resellers are large regional and national chains of superstores, such as CompUSA, ComputerCity and Office Depot, which may carry hundreds of software titles in a single store. Some resellers are cataloguers, such as Micro Warehouse and CDW Computer Centers, offering several thousand software titles. Other resellers are small, single location stores carrying only a limited number of software titles.

    Large Enterprise Consumers

    Publishers typically sell software to large enterprise consumers directly or through large corporate and value added resellers, including Software Spectrum, GTSI, ASAP and Corporate Software and Technology. Large distributors, such as Ingram Micro, Merisel and Tech Data, serve as the primary suppliers for most resellers and carry a variety of software.

    The traditional software reselling industry is inefficient. In the consumer and small business market, physical store based resellers must make significant investments in real estate, inventory (due to both space constraints and costs) and personnel for each retail location.

    Cataloguers are constrained by limits on the size of their catalogs (on both the number of products and the information on those products that can be included in the catalog), printing expenses, mailing costs and inherent delays in reacting rapidly to price and product changes. In each case, these constraints limit the software product selection available to consumers. The traditional software reselling model also creates inefficiencies for participants in the large enterprise market. Publishers, resellers and the purchasing enterprises are all challenged by the logistical complexity, financial costs, administrative burden and the difficulties of distributing and tracking software, titles and updates across a large and dispersed user base. Under the traditional model, publishers also face additional inefficiencies, including:

         - the limited amount and type of software products sold in retail stores and catalogs;

         - the need to grant resellers and distributors generous rights of return to cover costs of inventory and risks that the software would no longer be used;

         - the risk of predicting what software customers will demand in the future; and

         - the risk of significant revenue recognition and restatement issues associated with any difference between projected and actual sales.

    Finally, publishers, distributors and traditional software resellers all face difficulty in obtaining demographic and behavioral information about software customers, making it hard for software publishers to offer personalized services and to directly market their products to certain consumer groups.

THE BEYOND.COM SOLUTION

    Beyond.com is a leading online reseller of software to consumers, small businesses and large enterprise customers. We offer a solution to many of the inefficiencies inherent in the traditional software reselling model. Key components of our solution include:

    Customer Convenience. We offer convenient services to customers because we enable them to purchase software online twenty-four-hours-a-day, seven-days-a-week, from home or the office. Additionally, we are flexible on how we can distribute software: in shrink-wrap packages or by using digital download. We are also developing ways to simplify digital download for individual consumers to improve the quality and ease-of-use of our on-line shopping service.

    Selection. We have the capacity for unlimited online shelf space. We offer our customers an extensive selection of software titles as well as related stock keeping units and product information. However, we do not face the expense of monitoring a physical store-based infrastructure. We carry approximately 41,000 software stock keeping units and approximately 5,600 stock keeping units that can be delivered to customers via digital download.

    Customized Service. We capture significant customer preference data during each customer session on our Web site. With this information, we can customize a user's shopping experience on subsequent visits. As an online reseller, we can better educate the customer about software products through:

         -        online product reviews and customer rankings;

         -        product recommendations;

         -        trial downloads;

         -        additional product information; and

         -        online customer support.

    Publisher Benefits. As an online reseller of software products, we are not constrained by the inherent limitations of a physical store. Therefore, we can allow publishers to offer all of their available titles to customers in our online store. In addition, because we offer products for digital download, publishers reduce the risk of customer demand forecasting. As a result, we reduce the administrative costs and mitigate the significant revenue recognition and restatement concerns publishers face when they forecast demand. Finally, publishers can work with us to obtain demographic and behavioral data about end users. This data expands publishers' opportunities for marketing and targeted services.

    Digital Download. We are currently a leading provider of digitally downloaded software. This technology enables us to offer our customers convenient delivery of software products at a reduced purchase price, creating a significant competitive advantage. Additionally, digital downloading offers us a more profitable method of delivering software products to our customers. We also believe that digital downloading enhances our ability to provide ongoing updates and upgrades to our customers' software, thereby enabling us to derive additional revenues following the initial software purchase. Using digital download, we are able to use the Internet not just as a sales and marketing tool, but also as a product delivery mechanism.

    Enterprise Benefits. We provide our corporate and government customers with significant savings in the purchase, delivery, installation and maintenance of their software assets. Using digital download, our enterprise customers are able to deploy their software purchases rapidly, efficiently and securely. In addition, they are able to more effectively track and update their software assets following purchase, in order to better ensure the consistent use of compatible software across the enterprise.

STRATEGY

    Our objective is to be the dominant reseller of software to consumers, small businesses and large enterprises. We intend to capitalize on and extend our market position as one of the first movers in online software reselling through the following key strategies:

    Enhance New Brand Recognition. We must build awareness of our Web site to attract and expand our Internet customer base. In August 1998, we began doing business under the name Beyond.com. Simultaneously, we also redesigned our Web site to improve our offerings to consumers and make our online store easier to use. We intend to promote, advertise and increase recognition of our brand through a variety of marketing and promotional techniques, including:

         -        co-marketing agreements with major online sites and services;

         -        expanding online content and ease of use of our Web site;

         - enhanced customer service and technical support (including issues unique to software reselling);

         - advertising on radio, television, leading web sites and other media;

         -        conducting an ongoing public relations campaign; and

         -        developing other business alliances and partnerships.

    Promote Digital Download. We are currently a leader in digital download with approximately 5,600 software stock keeping units available for digital download from our online store direct to the end user's personal computer. Digital download offers convenience to customers and economic advantage to us and to software publishers that we believe are superior to those offered by traditional methods of software delivery. We intend to increase the number of software stock keeping units available for purchase by digital download and the number of customers who use digital download by:

         - simplifying the use of digital download for consumers by reducing the number of consumer actions required to complete a transaction and by clearly displaying the location of digitally downloaded software on the consumer's computer desktop;

         - working with software publishers on digital download initiatives;

         -        enhancing our own technology and systems; and

         -        implementing digital download promotional activities.

    Leverage and Further Develop Strategic Relationships. We believe developing strategic relationships with a diverse set of partners including on-line portals, broadband access providers, computer hardware vendors, on-line content providers and software publishers is critical to our success. We intend to continue to leverage our strategic marketing alliances with America Online, Excite, Netscape, Network Associates and Yahoo!, and if the BuyDirect.com merger has been completed, to leverage strategic relationships with @Home, CNET, XOOM, and ZDNet, and other partners, to enhance our brand recognition and to increase customer acquisitions and sales. We also intend to expand our online visibility. As a result, we may enter into relationships with additional leading software publishers, Internet access providers, search engines and other high traffic Web sites. For example, in September 1998, we entered into agreements with Network Associates, granting us, among other things, the right, with several limitations, to be the exclusive reseller of certain retail software products on certain Network Associates' Web sites.

    Capitalize on Large Enterprise Opportunities. In addition to targeting consumer and small business customers, we also will market our services to large enterprise customers, such as major corporations, government agencies and universities. We believe that the speed, convenience and cost advantages of digital download make digital download an attractive alternative method of purchasing software for large enterprises. We intend to become the online reseller of choice for large enterprise customers by capitalizing on our success in meeting the needs of our government customers.

    Maintain Technology Focus and Expertise. We intend to leverage our scaleable, state of the art, interactive commerce platform to enhance the services we offer and to expand the benefits of online software reselling. We also intend to use our technology platform to further enhance our customer interaction and support systems which we believe offer us a competitive advantage. Our internal development group will continue to expend substantial efforts to develop, purchase, license and make technological advancements to our Web site and our transaction processing systems to enhance our availability, reliability and site up-time.

    Leverage Superior Economic Model; Focus on Online Environment. We believe we have inherent economic advantages relative to software resellers operating through stores or catalogs because we are not burdened with the personnel costs or overhead of operating a physical store or the costs and limitations of selling through printed catalogs. We can also effectively target potential software customers because the demographics of Internet users overlap one-to-one with the demographics of potential software purchasers. We intend to leverage our online model and focus on delivering an increasing number of software products through digital download. Leveraging our online model and delivering products through digital download will allow us to achieve cost and margin advantages compared to traditional software resellers.

    Strengthen First Mover Advantages. We believe significant barriers exist that make it increasingly difficult to enter the online software marketplace in a cost effective manner. These barriers include:

         - the necessary up front investment in technology and technical infrastructure, such as that required for real time processing of both payment and order fulfillment;

         - the time and expense required to develop an online store that effectively draws customers to a Web site;

         - the time, expense and expertise necessary to develop publisher and distributor relationships;

         - the need to develop strategic alliances with high traffic, high profile Web sites; and

         -        the need to maintain and develop brand awareness.

    We intend to extend our first mover advantage in each of these areas.

OUR ONLINE SOFTWARE STORE

    In August 1998, we redesigned our Web site. We incorporated additional features to enhance our Web site's search, recommendation, and customization functionality. We believe these improvements, along with our new advertising and promotional activities and enhancements to our digital download process, will enhance the shopping experience for potential software purchasers.

    Customers enter our online store through our simple, intuitive and easy to use Web site. Our Web site instantly recognizes the customer's browser type and tailors the format of our online store to that system with customized pages for particular browsers. Our goal is to make the shopping process as easy as possible for customers. Users accessing our online store generally fall into one of two categories: individuals who know what product they want to buy and seek to purchase it immediately in a highly convenient manner; or individuals who browse the store, seeking an entertaining and informative shopping experience. We designed our online store to satisfy both types of users in a simple, intuitive fashion.

    Presently, customers who use our online store can:

         - conduct targeted searches through a catalog of approximately 41,000 software stock keeping units;

         -        browse among featured software titles and special offers;

         -        read customer reviews and customer productions ratings;

         -        participate in promotions;

         -        check the status of their orders;

         - access our customer support representatives by telephone and fax during regular business hours and by e-mail twenty-four-hours-a-day, seven-days-a-week;

         - read about a variety of highlighted subject areas and special features, including current event features and features arranged by topic, such as the Microsoft Showcase, the Macintosh Center and the Games Center; and

         -        preview new or upcoming releases.

    We expect to further improve our online store to include specialty sections within the site, product reviews, greater interactivity and product presentations that we design based on customer preferences.

    Shoppers purchase products by simply clicking on a button to add products to their virtual shopping baskets. Just as in a physical store, customers can add and subtract products from their shopping baskets as they browse prior to making a final purchase decision. To execute orders, customers click on the buy button. A message on the screen prompts customers to supply shipping and, in the case of consumers, credit card details, either by e-mail or by telephone. Our store design allows customers to buy several products at once rather than having to repeat the same purchase process for each desired product. All customer information is stored on our secure server. We furnish customized order forms for repeat customers. Our system automatically confirms each physically shipped order by e-mail to the customer within minutes after the customer places the order and advises customers by e-mail shortly after our distributors ship the product. Our representatives handle customer service and support, answer general questions and provide product information by telephone, fax and e-mail.

    We believe that our representatives provide valuable feedback regarding customer satisfaction which we use to improve our services. We do not currently charge our customers for service and support services.

PRODUCTS

    We offer approximately 41,000 software stock keeping units from leading software publishers for physical delivery. Because of the efficiencies related to online inventory, we can offer a broad selection of hard to find and specialty software titles which may not be available in traditional software stores. A single software title often has multiple stock keeping units depending upon:

    -    operating systems (i.e., Macintosh, Windows, Windows NT);

    -    media (i.e., CD Rom, floppy disk); or

    -    license type (i.e., single or multi-user licenses).

    We also offer approximately 5,600 stock keeping units from approximately 350 publishers for immediate delivery via digital download. These stock keeping units include popular titles by Adobe, Cybermedia, Electronic Arts, FileMaker Pro Inc. (formerly Claris), IBM, JavaSoft, Lotus, Microsoft, Network Associates, QUALCOMM, Sun Microsystems and Symantec.

    We have focused on offering as many major software titles as practical through digital download. Because of the limited bandwidth and relatively slow modem speeds now available, the size of many popular software titles currently prevents them from being delivered via digital download. We believe that ten megabytes is the maximum size of a software stock keeping unit that most consumers currently will purchase through digital download. A ten megabyte software stock keeping unit, such as Norton Utilities for Windows NT, takes approximately one hour for a complete digital download at 28.8 Kpbs. We believe that the size of new software products will continue to increase. Unless there is a significant increase in network bandwidth, customers may not want to download new software products because they are too large. However, we believe that as improvements in Internet infrastructure and bandwidth emerge, such as cable modems and digital subscriber line technologies, customer demand for products delivered through digital download and the speed at which we can electronically deliver them will increase. However, if digital download is not accepted by most customers, then our business will suffer. Our revenues from software products sold through digital download amounted to $10.3 million in 1997 and $18 million in 1998 or approximately 61.3% and 49.1%, respectively, of total revenues in each year. Even if most consumers use and accept digital download, the substantial existing and future technical challenges of electronically delivering software reliably and consistently in the long term may persist. Failure to overcome these challenges would materially hurt our business.

    We use traditional distributors to distribute our products for physical delivery. To distribute our products via digital download, we download the substantive majority of the product directly from the software publishers. We do not carry significant inventory and we primarily rely on distributors rapidly to distribute physical products directly to customers. When a customer places an order for shrink-wrap software, we promptly transmit the order information to the distributor for processing and rapid distribution to customers. We have developed customized information systems and automated ordering processes to allow us to pursue our goals:

    -    to offer an extensive selection of products;

         - to avoid the high costs and capital requirements associated with owning and warehousing product inventory; and

         - to escape the significant operational effort associated with same day processing and shipment.

    A single major software distributor supplied us with software that accounted for a substantial portion of our total software sales in 1997 and 1998. Although we believe that we can replace our relationship with this major software distributor without much difficulty, if this relationship terminates and publishers or distributors that currently supply us with software also cease to supply us, we cannot be assured that we will be able to establish new relationships with other publishers and distributors to replace such existing relationships. We cannot assure that our current vendors will continue to supply stock keeping units to us.

    We have three contracts with departments of U.S. government agencies. The first two of these agreements accounted for approximately 30% of our revenues in 1997 and approximately 28% in 1998. Microsoft supplies us with a substantial majority of the software sold under these agreements. These agreements with the U.S. government are renewable on an annual basis and may be terminated for any reason at any time. Therefore, we may not receive any revenue from sales of software to the U.S. government in the future. Our contract with Microsoft may be terminated for any reason by providing written notice at least 30 days before a given term expires. If the U.S. government terminates or fails to renew any one of these agreements or if Microsoft fails to supply its software products to us for resale, our business would suffer materially. Furthermore, our contract with Microsoft permits Microsoft to approve our credit worthiness by evaluating publicly available information. In addition, as long as the request is reasonable, Microsoft may reasonably require us to provide sufficient additional information to determine our credit worthiness. If Microsoft determines that we are no longer creditworthy or that we failed to comply with the payment or reporting terms of our agreement, then it may require us to post security that it deems acceptable. We have also entered into an agreement with GTSI pursuant to which we perform digital download of certain software resold by GTSI to the U.S. government. We have no other customers who accounted for more than 10% of our revenues in 1997 or in 1998.

MARKETING AND SALES

    Strategic Relationships. We pursue strategic relationships to expand our online presence, increase our access to online customers and build our brand recognition. In pursuing these relationships, we seek to be the exclusive or semi-exclusive reseller of software on key screens of major Web sites. To date, we have entered into the following relationships:

    Yahoo!. In February 1999, we entered into an agreement with Yahoo! Inc., a global Internet media company that offers a branded network of comprehensive information, communication and shopping services. Over the 18 month term of this agreement, we will make fixed payments, which may be augmented by certain performance-based payments. Under the agreement, Yahoo! will:

         - promote and advertise Beyond.com as a premier software merchant by delivering page views across Yahoo!'s branded network of sites; and

         - place promotions and advertisements, which will provide links to our Web site, on the Yahoo! home page (the Web page currently located at http://www.yahoo.com), My Yahoo! (Web pages personalized by Yahoo! users), Yahoo! Shopping (Web pages that enable Yahoo! users to locate, compare and buy products), Yahoo! Games (Web pages that enable Yahoo! users to interact and play games) and relevant categories and search result pages in the Yahoo! directory (Web pages that appear in response to a user's particular search request).

    America Online. In March 1998, we entered into an agreement with America Online, the leading online service provider with approximately 14 million members, for a term of 42 months. Under the agreement, America Online will:

         - promote our Web site as the exclusive and semi-exclusive reseller of software products on certain screens in the America Online service and America Online's Web site;

         - deliver a specified number of screen views with links to our Web site over the term of our agreement;

         - advertise Beyond.com as the exclusive software reseller on certain screens included in the Computing Channel, the America Online Personal Finance Channel, and the Games Channel, subject to certain limitations or payment adjustments required of us; and

         - promote Beyond.com as a software reseller on a semi-exclusive basis on certain screens on the Computing Channel, and the Entertainment Web Channel, among others.

    There are important exceptions to the exclusivity rights discussed above, including software products sold by or on behalf of publishers and by America Online through "pop up" advertisements.

    Under the agreement with America Online, we must make minimum payments totaling $21 million to America Online by March 1, 2000. In addition, we must pay a percentage of revenues that we earn on software sales to America Online members above specified minimum amounts. We can sell advertising on our promotional screens on the America Online service and Web site as long as we pay a percentage of certain advertising revenues above specified minimum amounts to America Online.

    Under the agreement, America Online in its sole discretion may reduce or cease placements of our promotions. America Online also may restrict access from its service to our Web site in certain circumstances if the functional integrity of the America Online service is compromised or America Online's ability to provide service to its users is adversely affected. America Online also may change its business model so that a substantially larger number of America Online members pay hourly charges for general access and use of the America Online service, which may have a material adverse effect on the sale of the Company's products. If America Online changes its business model in this way, we will adjust the payments we make to America Online. Our agreement with America Online expires in August 2001, or earlier in the event of a material breach, and America Online has the right to renew this agreement for two successive one-year terms, during which time America Online has no exclusivity obligations to us.

    Excite. In March 1998, we entered into an agreement with Excite, a leading search engine provider with over fifty million page views a day, for a term of at least 36 months. Under the agreement, Excite agreed not to display paid promotional links or advertisements of other specified types of software resellers on certain screens within certain channels of Excite's "excite.com" Web site. These screens include certain screens in Excite's Computers and Internet Channel and the Computers and Software Department of its Shopping Channel. In addition, we have the right to display links to our Web site on certain other screens on Excite's Web site. Over the term of this agreement, Excite must deliver a specified number of screen views with links to our Web site. Over the first three years of this agreement we must make substantial payments to Excite and pay a percentage of certain transactional revenues that we earn above specified minimum amounts. Our agreement with Excite ends when Excite satisfies its obligations to deliver screen views with links to our Web site. However, the agreement will not terminate before April 2001, except if either party materially breaches the contract.

    Netscape. In June 1997, we entered into an agreement with Netscape, a leading provider of open software for linking people and information over intranets, extranets and the Internet, for a term of 24 months from August 1, 1997. Under the agreement, we created an online store -- the "Netscape Software Depot by Beyond.com" -- to market and distribute software products which are compatible with the Netscape ONE platform Internet site. Under the agreement, we allocate sales and advertising revenues generated from this online store based on specified percentages. Under the agreement, we paid Netscape for a license to use certain Netscape trademarks. The agreement terminates on July 31, 1999, and either party also can terminate this agreement if either the specified screen views with links to our Web site or net revenue milestones have not been met. Pursuant to the terms of the agreement, Netscape has notified us that it does not intend to renew this contract after termination. We do not expect that the non-renewal of this agreement will have a material adverse effect on our business.

    Network Associates. Since September 1997, we have entered into various agreements with Network Associates, a developer of electronic commerce locations and producer of certain products marketed under the McAfee name. These agreements concern the online sale of software and the management of certain Web sites. Under these agreements, we act as a reseller of Network Associates' products on our Web site and co-host of certain Internet sites developed by Network Associates.

    We cannot assure that enough people will visit our online store or that we will make enough sales to meet our financial obligations to America Online, Excite, Network Associates or Yahoo!. We continue to maximize benefits derived from each of these agreements. However, we are also uncertain whether we will satisfy our obligations under our strategic contracts so that America Online, Excite, Network Associates or Yahoo! will not terminate our agreements. Our failure to do any of the above will likely have a material adverse effect on our business. In addition, we may not automatically renew our agreements with America Online, Excite, Network Associates and Yahoo! when they expire. We cannot assure renewal any of the agreements at all or on terms that are acceptable to us. Furthermore, we based our significant investment in our strategic relationships on several factors, including:

         - the continued positive market presence of Excite, Network Associates and Yahoo!;

         - the reputation and anticipated growth of America Online, Excite, Netscape, Network Associates and Yahoo!; and

         - the commitment by each of America Online, Excite and Yahoo! to deliver specified numbers of screen views with links to our Web site.

    If the significant market presence, business or reputation of our strategic partners declines, or America Online, Excite or Yahoo! fail to deliver the specified numbers of screen views with links to our Web site, then our agreements with them will be less valuable. A significant decrease in the value of these agreements will likely have a material adverse effect on our business. In addition, we, along with America Online, may separately pursue and sell advertising in our content areas distributed through America Online. We cannot assure that America Online will not compete with us for limited software reseller advertising revenues. We expect our agreements with America Online, Excite, Network Associates and Yahoo! to represent significant distribution channels for our software sales. The termination of any of these agreements would likely have a material adverse effect on our business.

Traditional Advertising

    In August 1998, we began to promote our online stores through a proactive advertising program. This program initially targeted potential customers through national media outlets such as magazines, newspapers and radio broadcasts. In December 1998, we began advertising on television. We have continued our expenditures for advertisements in traditional media during the first quarter of fiscal 1999 and expect to do so in the future. We believe our ongoing advertising program will facilitate the continued growth of our brand, increase the reach of our name recognition and drive new customers to our online store.

Online Advertising

    In addition to our strategic agreements and traditional advertising, we use many online sales and marketing techniques to increase brand recognition and drive traffic to our online stores. These include purchasing banner advertising on search engine Web sites and Internet directories and direct links from publisher home pages.

    We can display banner advertisements for certain periods of time or when a user searches for information relating to certain keywords (such as "software") and programs, as well as the names of publishers. We also have established direct links with the Web sites for certain software publishers. These links allow a potential customer visiting that publisher's Web site to automatically link to our order form and purchase software.

Direct Marketing

    We believe that the demographics of Internet users overlap one-to-one with the demographics of potential software purchasers and that the Internet provides additional opportunities for direct marketing to the Company's customers through a variety of mechanisms. We are exploring such direct marketing opportunities as store customization to present each customer with a customized merchandise assortment based on historic purchasing patterns and equipment type. We use direct marketing techniques to target new and existing customers with customized offers such as an e-mail newsletter that includes purchase recommendations based on demonstrated customer preferences or prior purchases. We intend to enhance such techniques in the future.

Affiliates Program

    Our Affiliates Program increases our market presence by allowing affiliate Web sites to offer software to their audience for which we provide fulfillment. The affiliate embeds a hyperlink to our site, together with software recommended for that affiliate's targeted customers base. This hyperlink automatically connects the customer to our online store where the affiliate's customer may place an order. The affiliate can offer enhanced services and recommendations, while avoiding ordering and fulfillment costs. Under these short term arrangements, we must pay the affiliate a small percentage of the sales they generate. We can terminate these agreements with limited notice.

Customer Service and Support

    We believe that we can establish and maintain long-term relationships with our customers and encourage repeat visits and purchases if, among other things, we have good customer support and service. We believe that the online resale and digital download of software present complex customer service and support challenges that we have the expertise to address. We further believe that our ability to address these challenges for our large and growing customer base represents a significant competitive advantage for us. Our customer support and service personnel handle general customer inquiries and basic technical questions, answer customer questions about the ordering process, and investigate the status of orders, shipments and payments. They also work with customers unfamiliar with the digital download process to ensure proper online delivery of software directly to our customers' computers. We have automated certain of the tools used by our customer support and service staff, such as tracking screens that let our support staff track a transaction by any of a variety of information sources. At any time in the purchasing process, a customer can access our support staff by fax or e-mail by following prompts located throughout our online store, or by calling our toll free telephone line. Customers who do not wish to enter their credit card numbers through the Web site also may use the toll free line for purchases. We currently employ a staff of customer support and service personnel available twenty-four-hours-a-day, seven-days-a-week. We outsource our first level of customer support and services through a leading provider of customer support services.

    The U.S. government and corporate consumers purchase a substantial portion of our software sales. Therefore, we maintain specialized support staffs for these departments. Also, our government and corporate support staffs provide standard support services as well as targeting particular government and corporate customers for specific new products and version enhancements. We intend to increase our sales and marketing efforts with respect to both government and corporate purchasers.

    We Maintain a Structured Return Policy. A customer may return products for replacement or credit if we authorize the credit. A customer may return shrink-wrap product with a return material authorization number. We issue the customer a corresponding credit when we receive a credit from the appropriate distributor indicating receipt of the returned product. We issue the customer a credit for electronically distributed products only when we receive by facsimile a signed "letter of destruction" from the customer. Our credit card chargebacks during 1998 represented less than 2% of our total revenue.

TECHNOLOGY

    We use complex proprietary and commercially licensed technology to simplify and enhance the customer experience by developing ways to simplify the use of digital download by reducing the number of customer actions required to complete a transaction and by clearly displaying the location of digitally downloaded software on the consumer's desktop. We are also using our technology to make our management reporting process as seamless and simple as possible. To this end, we developed technologies and systems to support scaleable, flexible and simple online reselling in a secure and easy to use manner. By using a combination of proprietary solutions and commercially available licensed technologies, we have developed systems for online content dissemination, online transaction processing, customer service, market analysis and electronic data interchange. We integrated these proprietary and commercially available systems into a unified software sales and reporting system. Research and development costs in 1996, 1997 and 1998 were $431,000, $1.1 million and $4.2 million, respectively. We expect these expenses to continue to increase during 1999.

    Scalability and Flexibility. We built our hardware and software architecture on a transaction-processing model which allows us to distribute the processing load among multiple parallel servers. This architecture allows us to scale by either adding new servers or increasing the capacity of existing servers. We designed our hardware and software configuration to scale to support growth while maintaining user performance and minimizing the cost per transaction. In the rapidly changing Internet environment, it is important that we are able to update our system to stay current with new technologies. Our system's template technology and modular database design allow us to easily add or replace software components, page layout templates and search and retrieval engines with minimal effort and disruption. We designed our hardware and software architecture to allow us to inexpensively and rapidly add co-branded Web sites that integrate with our online store.

    Seamlessness. Our multiple hardware and software systems are designed to integrate seamlessly to manage real time transactions with limited human intervention. Our systems are designed to automatically process orders for downloadable software to completion, route electronically orders for products that we must ship to one of our distributors as well as charge the customer's credit card after there is confirmation that one of our distributors shipped the products and automatically route orders requiring human intervention to our customer service representatives.

    Components of Our Technology. We use commercially available software as well as software we developed internally. We have a policy of limiting the number of hardware and software vendors whose products are used in our production systems. This policy facilitates integration, maintenance, performance and upgrades.

    Store Engine Architecture. We base our hardware and software systems on a distributed transaction-processing model. This model allows us to distribute applications and data among multiple parallel servers. We developed many of the software components and the pages of our Web site in a manner that lets us separate the page look and feel from the individual data elements and their associated database lookups. This separation permits frequent changes to product pricing information, reduces software updates for Web site changes and minimizes the engineering required to maintain a growing amount of items and content. We use proprietary technology that allows Web sites with different formats to integrate our online store elements, such as search, vendor and product pages. This technology allows us to maintain several Web storefronts over a single order processing and customer service system.

    Enterprise Download Manager. For the large enterprise environment, we developed technology to aid in the distribution of large software products (in terms of number of bytes) and large numbers of software products. This technology includes server software, which maintains a cache of software downloaded to key locations behind a customer's firewall and an enhanced version of the Sm@rtCert technology licensed on a non-exclusive basis from CyberSource which we offer as an integrated service. We call this integrated service the "Enterprise Download Manager." By distributing caches of software (many of which may be too large to download) to key locations within an enterprise, a large enterprise can ensure that the current release of software is available to its staff with minimal supervision. We can overcome problems of failed download and lost connections by providing a dedicated server with our Enterprise Download Manager service to manage and receive the download. By using a local cache, the Enterprise Download Manager satisfies most requests for software updates internally. This significantly reduces the amount of network traffic. We use this technology to deliver products electronically together with marketing and promotional information. In addition, our Enterprise Download Manager service tracks the transmission of software via digital download. If there is a disruption of the transmission, Enterprise Download Manager restarts the transmission and completes the interrupted download without the need to restart the entire download.

    Back Office Processing. The real time nature of fulfilling downloaded software orders adds significant complexity to the design of our back office system. Typical transaction processing systems assume that a physical process must take place to deliver the product. The time required for physical delivery eliminates the need to process orders in real time (as well as the customer's expectation of real time processing). When a customer wants to download the software it purchases via digital download, the customer expects to be able to start downloading within seconds of confirming the transaction. This need for almost instant initiation of delivery impacts the design and operation of our entire back office system. We must automate every element of a sale because we do not have the time needed for human intervention.

    We believe that our sophisticated back office transaction processing system, which successfully processes, manages and fulfills software orders for digital download with limited human intervention in real time, is a significant competitive advantage. Our transaction processing system incorporates commercially available database components purchased from leading vendors, proprietary software products we developed and Internet commerce services supplied by CyberSource. This system accepts orders captured by the store engine and processes them according to pre-coded rules, validates each order, screens the order for possible fraud, authorizes the payment method and transmits an electronic message to our distributors for physical delivery or allows the customer to download the product through digital download following approval of an order. Our customer service representatives can access the entire history of any order or customer online through a Web- based interface. Representatives also can manage an order entirely from within this interface. Our system logs all actions by a customer service representative including the identity of the representative, the actions taken and a time stamp of the action.

    Data Warehouse. We use a database management system to index, retrieve and manipulate product information, content, product catalogs, orders and transactions, customer information and perform rapid searching, sorting, viewing and distribution of a large volume of content. The data warehouse lets us access detailed transaction and customer interaction data and perform proprietary market analysis. Our data warehouse incorporates commercially available hardware and software combined with our proprietary software in a configuration that we developed. This data warehouse provides a unified platform for our store engine and back office systems. Any reduction in performance, disruption in Internet access or discontinuation of services provided to us by CyberSource might materially hurt our business. We cannot assure that we will:

         -        accommodate increases in network traffic in the future;

         -        accurately project the rate or timing of such increases;

         - upgrade our systems and infrastructure to accommodate future traffic levels on our online sites;

         - effectively upgrade and expand our transaction processing systems;

         - successfully integrate any newly developed or purchased modules with our existing systems;

         -        successfully use new technologies; or

         - successfully adapt our online sites, proprietary technology and transaction processing systems to meet customer requirements or emerging industry standards.

SECURITY

    Customer Reassurance. To be a successful online retailer, we must maintain the integrity of information, particularly the security of information such as credit card numbers. We believe that our existing security systems are at least as secure as those used for traditional transactions (i.e., in store or mail order purchases). We also believe that we have a comprehensive security strategy. Our system automatically monitors each purchase, confirms each order by e-mail to the customer within minutes after the customer places the order and advises customers by e-mail shortly after our distributors ship physical orders.

    Fault Tolerance and Scaleable Internet Access. We designed our systems for automatic transfer to "hot" spare systems in the event of a failure. We also equipped our systems with fully automated reporting tools. These tools provide automated trouble notification and detailed event logging. We maintain a minimum of two of each critical production system. For distributed systems such as web servers, as many as 30 systems may be active. A load distribution system monitors traffic to each server. Should a system fail to respond to a request, the automated distribution system will redistribute traffic among the remaining machines with no loss of user functionality. Standby systems that monitor the health of the live machine automatically take over in the event of a failure of our firewall and load distribution system. After correcting the problem, these automated systems then notify technical staff by pager so our staff can replace or repair the failed system.

    We contract with a Web site provider that specializes in providing scaleable business solutions to high volume Internet sites for mission critical Internet connectivity. We contracted with the provider to deliver a secure platform for server hosting with uninterruptible power supply and back up generators, fire suppression, raised floors, heating ventilation and air-conditioning, separate cooling zones, seismically braced racks, operations twenty-four-hours-a-day, seven-days-a-week and high levels of physical security. We connected our systems to a high speed Internet connection with multiple, redundant interconnects to key backbone locations.

    Notwithstanding these precautions, we cannot assure that the security mechanisms used by us, our suppliers or our Internet provider will prevent security breaches or service breakdowns. Despite the network security measures we have implemented, our servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. Such a description could lead to interruptions or delays in our service, loss of data, or our inability to accept and fulfill customer orders. Any of these events would materially hurt our business, results of operations and financial condition.

RELATIONSHIP WITH CYBERSOURCE CORPORATION

    In December 1997, in order to focus on our core business of selling software over the Internet, we spun off our Internet commerce services business to a new Delaware corporation, now called CyberSource. In connection with this spin off, we entered into certain agreements with CyberSource to define the ongoing relationship between our two companies. At the time of the spin off, all of our directors were directors of CyberSource and other members of our management team joined CyberSource as executive officers. Accordingly, these agreements may not be deemed the result of arm's length negotiations.

    Under our conveyance agreement with CyberSource dated December 31, 1997, we transferred to CyberSource:

         - technology (including rights to patent applications, trademarks and other of our intellectual property rights);

         -        contracts and licenses with third parties; and

         - certain tangible assets that we use for credit card processing, fraud screening, export control, territory management and electronic fulfillment notification.

    In addition, we transferred employees who worked on our Internet commerce services business to CyberSource.

    Under the terms of our inter-company cross license agreement with CyberSource, which we entered into in April 1998 and amended in May 1998, we granted to CyberSource a non-exclusive, worldwide, perpetual, irrevocable, royalty-free license to internally use our Cache Manager technology, and use and sublicense our customer database for certain limited purposes relating to fraud verification and detection. In exchange, CyberSource granted us a worldwide, perpetual, irrevocable, royalty-free license to internally use CyberSource's Sm@rtCert technology with the right to modify the technology so we may embed such technology into our Cache Manager (either alone or in combination with other software) for subsequent sublicense and for use by enterprises and government agencies. This agreement also provides that we jointly own certain utility tools. It allocates between us and CyberSource ownership of certain inventions made by each party on or before June 30, 1998, and ownership of certain improvements, enhancements and modifications by the parties to the Sm@rtCert and Cache Manager technologies made through 1999. Each party agreed to indemnify the other against any third party claim against the licensor resulting from the licensee using the licensed technology, except to the extent such a third-party claim is based upon a claim that the licensed technology infringes upon its intellectual property rights.

    We also entered into an Internet commerce services agreement with CyberSource. Under this agreement, CyberSource agreed to provide certain services to us including credit card processing, fraud screening, export control, territory management and electronic fulfillment, in a "back office" capacity. CyberSource agreed to indemnify us for an amount not to exceed $100,000 if a third party claims that the services CyberSource provides to us, or the use of any software that CyberSource provides in connection with the services, infringes upon the third party's intellectual property rights. We agreed to indemnify CyberSource for an amount not to exceed $100,000 if a third party claims that the software we distribute infringes upon its intellectual property rights. This services agreement expired on December 31, 1998, and automatically renewed for an additional one-year term, unless either party terminates it.

    Based on our relationship with CyberSource, our business would be disrupted if:

         - CyberSource discontinues any of the services that it provides to us under the services agreement;

         -        either party terminates the cross license agreement; or

         - CyberSource reduces its performance so we must replace such services or internally develop or license such technology from a third party.

    CyberSource provides to other customers, including our competitors, the same services that it provides to us. Under our agreements with CyberSource, CyberSource may compete directly with us, acquire a third party which competes with us, or be acquired by a third party which competes with us. Any of those actions could materially hurt our business.

COMPETITION

    The online commerce market is new, rapidly evolving and intensely competitive. We expect competition to intensify in the future because barriers to entry are minimal, and current and new competitors can launch new Web sites at relatively low cost. In addition, the software reselling industry is intensely competitive. We currently compete primarily with traditional software resellers, other online software resellers and other vendors.

    In the online market, we compete with online software resellers and vendors that maintain commercial Web sites (including CompUSA, Outpost.com, Egghead.com and Buy.com). We also compete with the growing number of software publishers that sell their software products directly online. Barnesandnoble.com and Amazon.com also resell software online. We also anticipate that we may soon compete with other software publishers, including Microsoft, that plan to sell their products directly to customers online, and indirect competitors that specialize in online commerce or derive significant revenues from online commerce, including America Online, Netscape, Amazon.com and Yahoo!.

    In addition, the following entities have established, or may soon establish, commercial Web sites offering software products:

         - mail order and/or direct marketers of computer products (including cataloguers such as Micro Warehouse and CDW Computer Centers and manufacturers such as Dell Computer, Compaq Computer Corporation and Gateway); and

         - major retailers of other related products, such as OfficeMax, Staples, Office Depot and Wal-Mart.

    Competitive pressures created by any one of these current or future competitors, or by our competitors collectively, could materially hurt our business.

    We believe that the principal competitive factors in our market are:

    -   brand recognition;

    -   selection;

    -   convenience;

    -   price;

    -   speed and accessibility;

    -   customer service;

    -   quality of site content; and

    -   reliability and speed of fulfillment.

    In addition to those factors, the large enterprise market also focuses on:

    -   compatibility of products;

    -   administration and reporting;

    -   single source supply;

    -   security; and

    -   cost-effective deployment.

    Many of our current and potential competitors have longer operating histories and larger customer bases than we do. In addition, many of our current and potential competitors have greater brand recognition and significantly greater financial, marketing and other resources than we do.

    In addition, as more people use the Internet and other online services, larger, well established and well financed entities may:

    -   acquire online competitors or software publishers or suppliers;

    -   invest in online competitors or software publishers or suppliers; or

    - form joint ventures with online competitors or software publishers or suppliers.

    Certain of our actual or potential competitors, such as Ingram Micro and Tech Data, may be able to:

    -   secure merchandise from vendors on more favorable terms;

    -   devote greater resources to marketing and promotional campaigns;

    -   adopt more aggressive pricing or inventory availability policies; and

    - devote substantially more resources to Web site and systems development than we do.

    Competitors such as Software Spectrum, GTSI, ASAP and Corporate Software & Technology have greater experience in selling software to the large enterprise market than we do. In addition, new technologies and expansion of existing technologies, such as price comparison programs that select specific titles from a variety of Web sites, may direct customers to online software resellers which compete with us and may increase competition. Increased competition may reduce our operating margins, as well as cause a loss to both our market share and brand recognition. Further, to strategically respond to changes in the competitive environment, we may sometimes make pricing, service or marketing decisions or acquisitions that could materially hurt our business. In addition, companies controlling access to Internet transactions through network access or Web browsers could promote our competitors or charge us a substantial fee for inclusion in their product or service offerings. We cannot assure that we can compete successfully against current and future competitors. Failure to compete successfully against our current and future competitors could materially hurt our business.

PROPRIETARY RIGHTS

    We rely on a combination of copyright, trademark, patent and trade secret laws and contractual restrictions to establish and protect our technology and proprietary rights and information. We require employees and consultants to sign confidentiality agreements. However, we cannot assure you that our steps will be sufficient to prevent misappropriation of our technology and proprietary rights and information or that our competitors will not independently develop technologies that are substantially equivalent or superior to ours.

EMPLOYEES

As of December 31, 1998, we employed 137 employees. We also employ independent contractors and other temporary employees. Labor unions do not represent any of our employees. We consider our employee relations to be good. Competition for qualified personnel in our industry is intense, particularly for software development and other technical staff. We believe that we need to continue to attract, hire and retain qualified personnel to be successful in the future. If the BuyDirect.com merger is completed, we expect to gain over 70 employees.



ITEM 2:  PROPERTIES

FACILITIES

    Our principal administrative, engineering, marketing and customer service facilities total approximately 75,197 square feet. We sublease these facilities, which are located in Sunnyvale, California. Our sublease expires in September 2003, unless terminated sooner. We made a security deposit payment of $892,000. We must also make monthly payments of approximately $149,000 increasing to $174,000 over the term of the sublease. We do not have an option to renew or extend the sublease. If the BuyDirect.com merger is completed, we will assume two subleases, one for approximately 12,100 square feet in San Francisco, California expiring in June 2000, and another for approximately 3,233 square feet in Portland, Oregon, expiring in October 2000, pursuant to each of which we will be required to make monthly basic rent payments of $32,267 and $2,964, respectively.

ITEM 3:  LEGAL PROCEEDINGS

     In November 1998, a third party that appears to hold a registered United States trademark for "A Better Way to Buy Software" sent us a letter asserting that our use of that phrase up to such time infringed its trademark rights. We dispute the validity of this assertion. To date, no further correspondence has been received from this third party regarding their assertion.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 21, 1998 at 10:00am PST, we convened a meeting of the shareholders of our Common Stock to approve the change of our corporate name from software.net Corporation to Beyond.com Corporation (amendment to Article I of Company's Amended and Restated Certificate of Incorporation). Voting for the aforementioned issue was tabulated as follows:

    For                  Against             Abstain              Non-Vote
 18,243,442               1,555               2,110                  -

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Beyond.com Corporation Common Stock is quoted on the Nasdaq National Market System under the symbol "BYND". The following table sets forth the range of high and low closing sales prices for each period indicated:

                                                           HIGH      LOW
FISCAL YEAR 1998
  Second Quarter (from June 17, 1998)...............     $19.938    $13.188
  Third Quarter.....................................     $19.938    $ 8.375
  Fourth Quarter....................................     $29.063    $ 6.313

     The Company had approximately 105 shareholders of record as of December 31, 1998. The Company has not declared or paid any cash dividends on its Common Stock and presently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES; USES OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

    During the past three years, we and our predecessors, software.net Corporation, a Delaware corporation, software.net Corporation, a California corporation and CyberSource Corporation, a California corporation (collectively, "Predecessor"), have issued unregistered securities to a limited number of persons as described below.

    In November and December 1998, we issued and sold 7-1/4% Convertible Subordinated Notes Due December 1, 2003 to several initial purchasers in an aggregate principal amount of $63,250,000 (less discount). The initial purchasers consisted of two purchasers, who were related to certain directors as of that date and purchased an aggregate of $2,000 (less discount) of the securities, and an unaffiliated purchaser who purchased $63,248,000 (less discount).

     Except as indicated above, none of the foregoing transactions involved any underwriters, underwriting discounts or commissions or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof, Regulation D promulgated thereunder. The recipients in such transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with us and the Predecessor, to information about us and the Predecessor.

ITEM 6:  SELECTED FINANCIAL DATA

    The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this prospectus. The consolidated statement of operations data for the years ended December 31, 1996, 1997 and 1998 and the consolidated balance sheet data as of December 31, 1997 and 1998 are derived from our Consolidated Financial Statements which have been audited by Ernst & Young LLP, independent auditors, and are included elsewhere in this document, and are qualified by reference to such Consolidated Financial Statements and the Notes thereto. The consolidated statement of operations data for the period from August 12, 1994 (date of incorporation) to December 31, 1994 and for the year ended December 31, 1995 and the consolidated balance sheet data as of December 31, 1995 and 1996 are derived from our consolidated financial statements not included herein which have been audited by Ernst & Young LLP, independent auditors. The consolidated balance sheet data as of December 31, 1994, are derived from our unaudited financial statements not included herein. The historical results are not necessarily indicative of future results. We have paid no cash dividends on the common stock.


                                                     PERIOD FOR
                                                   AUGUST 12, 1994                YEAR ENDED DECEMBER 31,
                                                      (DATE OF          --------------------------------------------
                                                  INCORPORATION) TO
                                                  DECEMBER 31, 1994      1995         1996         1997        1998
                                                  ------------------    ------      -------      --------    --------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA
Net revenues.................................          $   40           $1,003      $ 5,858      $ 16,806    $ 36,650
Cost of revenues.............................               3              623        5,137        14,873      31,074
                                                       ------           ------      -------      --------    --------
Gross profit.................................              37              380          721         1,933       5,576
Operating expenses:
  Research and development...................             164              388          431         1,060       4,201
  Sales and marketing........................              57              407          704         1,696      27,568
  General and administrative.................              43              103          450         1,087       4,943
  Goodwill and deferred
    compensation amortization................             --               --           --            --          --
                                                       ------           ------      -------      --------    -------
         Total operating expenses............             264              898        1,585         3,843      36,712
                                                       ------           ------      -------      --------    --------
Loss from operations.........................            (227)            (518)        (864)       (1,910)    (31,136)
Interest income, net.........................             --                 7           85           167          63
                                                       ------           ------      -------      --------    --------
Loss from continuing operations..............            (227)            (511)        (779)       (1,743)    (31,073)
Loss from discontinued operations............             --               --          (736)       (3,616)        --
                                                       ------           ------      -------      --------    -------
Net loss.....................................          $ (227)          $ (511)     $(1,515)     $ (5,359)   $(31,073)
                                                       ======           ======      =======      ========    ========
Basic and diluted net loss per
  share from continuing operations(1)........          $ (0.03)         $ (0.07)    $  (0.10)    $  (0.21)   $  (1.65)
                                                       =======          =======     ========     ========    ========
Basic and diluted net loss per
  share from discontinued operations(1)......             --               --          (0.08)       (0.40)        --
                                                       ------           ------      --------     --------    -------
Basic and diluted net loss per share(l)......          $ (0.03)         $ (0.07)    $  (0.18)    $  (0.61)   $  (1.65)
                                                       =======          =======     ========     ========    ========
Number of shares used in computing basic and
  diluted net loss per share(1)..............           9,000            9,000        9,000         9,000      18,900
                                                       ======           ======      =======      ========    ========
Pro forma basic and diluted net
  loss per share from continuing operations(1)                                                   $  (0.10)   $  (1.28)
Pro forma basic and diluted net loss per share
from discontinued operations(1).................                                                    (0.20)        --
                                                                                                 --------    -------
Pro forma basic and diluted net loss per
 share(1).......................................                                                 $  (0.30)   $  (1.28)
                                                                                                 ========    ========
Number of shares used in computing proforma
basic and diluted net loss per share(l).........                                                   17,828      24,276
                                                                                                 ========    ========

                                                                       DECEMBER 31,
                                                 --------------------------------------------------------
                                                   1994        1995        1996        1997        1998
                                                 --------    --------    --------    --------    --------
CONSOLIDATED BALANCE SHEET DATA
Cash and cash equivalents ....................   $     12    $    255    $  3,737    $  2,571    $ 81,548
Working capital (deficiency) .................        (89)       (106)      3,543       1,093      80,128
Total assets .................................         36         579       5,691       9,586     109,904
Long-term obligations, net of current portion         105         105         105          99      63,250
Redeemable convertible preferred stock .......         --         651       6,395      12,565          --
Stockholders' equity (net capital deficiency)    $   (181)   $   (793)   $ (2,409)   $(11,191)   $ 24,723

(1) For explanation of the calculation of per share amounts, see Note 1 of Notes to Consolidated Financial Statements.


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this report do not reflect the completion of the BuyDirect.com merger, which was completed on March 29, 1999.

OVERVIEW

    We are a leading online reseller of commercial off-the-shelf computer software to the consumer, small business and large enterprise markets. Through our online store (www.beyond.com), we offer customers a comprehensive selection of software as well as related computer peripheral products, helpful customer service, a convenient shopping experience and competitive prices. We believe that our Beyond.com Web site is one of the most widely known and used sites on the World Wide Web for the purchase of software. We deliver software to customers one of two ways: either we physically deliver the shrink-wrap software package or we deliver the software over the Internet through digital download. We launched our Web site in November 1994 under the name CyberSource

Corporation and maintained a Web site named software.net. In addition to selling software, we initially charged software publishers a fee to list their products on our Web site. We stopped charging publishers in 1996. In July 1996, we expanded our business by entering into our first contract with a U.S. government agency. This contract, and other later contracts require us to both sell software products and to provide related services. In July 1997, we expanded our third party sales channel by entering into an agreement with Netscape, which terminates on July 31, 1999. Under this agreement, we created and will continue to manage and maintain at least through July 31, 1999 the Netscape Software Depot Web site.

    In March 1998, we expanded our third party sales channel by entering into strategic relationships with America Online and Excite, and in February 1999, we further expanded our third party sales channel by entering into a relationship with Yahoo!. Under the America Online agreement, we are the exclusive reseller of software on certain screens on the America Online service and America Online's Web site, aol.com. On other America Online screens we are a semi-exclusive reseller of software. Under the Excite and Yahoo! agreements, we have the right to display banner advertisements and links to our Web site on certain Excite and Yahoo! screens. In addition, Excite cannot display paid promotional links or banner advertisements of any other software reseller on specified Excite screens related to software.

    Under these agreements, America Online, Excite and Yahoo! are obligated to deliver minimum numbers of screen views with links to our Web site. We call these screen views "Impressions." Under the America Online agreement, we must make fixed payments totaling approximately $21 million. In addition, under the Excite and Yahoo! agreements, we must make certain fixed payments to Excite and Yahoo!, respectively, over the three-year and 18-month terms of the respective agreements. We also have agreed to pay America Online and Excite a percentage of certain transactional revenues and, in the case of America Online, advertising revenues we earn in excess of specified thresholds. In addition, we have agreed to make certain performance-based payments to Yahoo! The America Online agreement terminates in August 2001, the Excite agreement terminates when Excite has delivered a certain number of impressions, but no earlier than April 2001 and the Yahoo! agreement terminates 18 months after initial activation.

    We expect these arrangements with America Online, Excite and Yahoo!, to represent significant distribution channels for our products. If we, or the other party to any of these agreements, elect to terminate any of the agreements it likely would have a material adverse effect on our business. We cannot assure that we will achieve sufficient online traffic or generate sufficient revenue to justify our payment obligations to America Online, Excite and Yahoo!, nor can we assure that we will achieve sufficient online traffic or generate sufficient revenue to satisfy our contractual obligations necessary to prevent termination of the America Online, Excite or Yahoo! agreements.

    Pursuant to our agreement with America Online, Excite, Network Associates and Yahoo! we are obligated to pay a total of approximately $27.9 million from December 31, 1998 through December 31, 2001, of which approximately $13.8 million must be paid during 1999. If the BuyDirect.com merger is completed, total obligations to be paid by us pursuant to BuyDirect.com's current agreements with @Home, CNET, XOOM and ZDNet and other significant partners over the next 4 years would be approximately $20.2 million, approximately $7.4 million of which would be paid in 1999.

    Over the past 18 months we entered into various agreements with Network Associates concerning the online sale of software and the management of Network Associates' Web sites. Network Associates is a developer of electronic commerce locations and publisher of certain products marketed under the McAfee and other names. Our agreements include a Co-Hosting Agreement and a Web Site Services Agreement entered into in September 1998. Under these agreements, we agreed to co-host Web sites with Network Associates and agreed to resell Network Associates' products on Network Associates' Web site at www.mcafeestore.com. We must make substantial payments to Network Associates for exclusive positioning of links to our Web site on certain screens on Network Associates' Web sites, and for rights to resell Network Associates products. If we or they terminate one or all of these agreements, it would likely have a material adverse effect on our business. We cannot guarantee that the volume of online traffic, customers or revenues we obtain as a result of this relationship will justify our significant fixed financial obligations to Network Associates.

    In April 1998, we changed our name to software.net Corporation. In June 1998, we completed the initial public offering of our common stock. In August 1998, we began doing business as "Beyond.com" and initiated an aggressive regional radio and national print advertising campaign to promote the brand. In November 1998, we completed the offering of $63.25 million aggregate principal amount of our 7-1/4% Convertible Subordinated Notes. In December 1998, we initiated a regional television advertising campaign and we changed our legal corporate name to Beyond.com Corporation. We intend to continue an aggressive advertising campaign to promote our brand in 1999.

    In order to focus on our core business of selling software products online, in December 1997 we spun-off our Internet commerce services business (which included credit card processing, fraud screening, export control, territory management, and electronic fulfillment) to CyberSource Corporation. As a result of this spin-off, our results of operations reflect a loss from discontinued operations in the amount of $736,000 during 1996 and $3.6 million during 1997. Under the terms of our Internet commerce services agreement with CyberSource, we use services supplied by CyberSource on a nonexclusive basis for credit card processing, fraud screening, export control, sales tax computation, electronic licensing, hosting of electronic downloads and fulfillment notification. This agreement expires on December 31, 1999, and automatically renews for an additional one year term, unless otherwise terminated by either party. Under this agreement, we have agreed to indemnify CyberSource for an amount not to exceed $100,000 against any third party claim that the software we distribute infringes upon any third party's intellectual property rights. CyberSource agreed to indemnify us for an amount not to exceed $100,000 against any third party claim that the services provided by CyberSource or the use of any software provided by CyberSource in connection with the services, infringes any third party's intellectual property rights.

    On February 19, 1999, we entered into an agreement pursuant to which one of our wholly owned subsidiaries will merge with and into BuyDirect.com, a leading online software retailer for consumers and business customers. Upon the closing of this merger, BuyDirect.com will become our wholly owned subsidiary and we will issue approximately 5.1 million shares of our common stock, subject to adjustment, to BuyDirect.com stockholders in exchange for their outstanding shares of BuyDirect.com common stock and preferred stock, and reserve for issuance upon the exercise of options that we are assuming in connection with the proposed merger approximately 300,000 shares of our common stock, subject to adjustment. In addition, if the BuyDirect.com merger is completed, we will record a significant amount of goodwill that will adversely affect our earnings and profitability for the foreseeable future. We expect to record goodwill and other intangible assets of approximately $140 million, to be amortized through 2002. We believe it is unlikely that we will generate additional earnings sufficient to recover the amount of goodwill and other intangible assets recorded during the period in which they are amortized. The proposed BuyDirect.com merger will be accounted for using the purchase method of accounting. We anticipate that the BuyDirect.com merger will close by the end of March 1999. The BuyDirect.com merger is subject to a number of contingencies including stockholder approval of the merger by the BuyDirect.com stockholders and customary closing conditions. As a result, there can be no assurance that the BuyDirect.com merger will be completed in March 1999, if at all.

    Each year since inception, we have incurred increasingly larger net losses. These annual net losses increased from $1.5 million in 1996 to $5.4 million in 1997 and $31.1 million in 1998. We anticipate our losses will increase significantly from current levels because we expect to incur additional costs and expenses related to:

-        brand development, marketing, and promotion;

-        Web site content development;

-        strategic relationship development and maintenance; and

- technology and operating infrastructure development, including improved download capabilities.

    In addition, if the BuyDirect.com merger is completed, we expect that our losses will increase even more significantly due to additional costs and expenses related to:

-        increased headcount;

-        additional facilities and infrastructure; and

-        assimilation of operations and personnel.

    In addition, if the BuyDirect.com merger closes we will record a significant amount of goodwill, the amortization of which will adversely affect our earnings and profitability for the foreseeable future. We expect to record goodwill and other intangible assets of approximately $140 million, to be amortized through 2002. We believe it is likely that we will not generate additional earnings sufficient to recover the amount of goodwill and other intangible assets recorded during the period in which they are amortized.

    Because we have relatively low gross margins, our ability to become profitable given our planned expenses depends on our ability to generate and sustain substantially higher net revenues. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

    We base our current and future expense levels, which are largely fixed, on our operating plans and estimates of future revenues. In view of the rapidly evolving nature of or business, proposed and possible future acquisitions and our limited operating history of selling software online, we have little experience forecasting our revenues. Therefore, we believe that period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely upon them as an indication of our future performance. If we cannot achieve and sustain operating profitability or positive cash flows from operations, we may be unable to meet our debt service obligations or working capital requirements, which would adversely effect our business.

    We derive our revenues primarily from four sources:

         -        sales of software to customers using credit cards;

         - sales of software to corporate customers that are invoiced directly under credit terms;

         - sales of software to various government agencies pursuant to contractual arrangements; and

         - to a lesser extent, amounts received from software publishers for advertising and promotion.

    In addition, we also derive limited revenues from the sale of certain computer peripherals and accessories. We recognize our revenues from the sale of software, net of estimated returns, either upon shipment of the physical product or delivery of the electronic product via digital download. We defer net revenues associated with the sale of software pursuant to contracts with the U.S. government that require us to provide continuing service, support, and performance and recognize these revenues over the period that we provide service, support, and performance. We recognize revenues derived from software publishers for advertising and promotional activities as the services are provided. Our U.S. government contracts are subject to annual review and renewal by the applicable government agency. Although all such contracts presently remain in full force and effect, the applicable U.S. government agency may terminate such contracts without cause or prior notice. Because the government contracts may be terminated without cause or prior notice, we cannot be certain that we will generate any revenues from U.S. government contracts in any future period. We recognize revenue from sales of computer peripherals and accessories upon the shipment of the physical product, at which time collectibility is probable and we have no remaining obligations.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage relationship of certain items from our consolidated statement of operations to total net revenues.

                                                  YEAR ENDED DECEMBER 31,
                                                1996       1997       1998
                                             ---------  ---------  -------
Net revenues............................       100.0%     100.0%     100.0%
Cost of revenues........................        87.7       88.5       84.8
                                               -----      -----      -----
Gross profit............................        12.3       11.5       15.2
Operating expenses:
  Research and development..............         7.3        6.3       11.5
  Sales and marketing...................        12.0       10.1       75.2
  General and administrative............         7.7        6.5       13.5
                                               -----      -----      -----
          Total operating expense.......        27.0       22.9      100.2
                                               -----      -----      -----
Loss from operations....................       (14.7)     (11.4)     (85.0)
Interest income, net....................         1.4        1.0        0.2
                                               -----      -----      -----
Loss from continuing operations.........       (13.3)     (10.4)     (84.8)
Loss from discontinued operations.......       (12.6)     (21.5)       --
                                               -----      -----      ----
Net loss................................       (25.9)%    (31.9)%    (84.8)%
                                               =====      =====      =====

YEARS ENDED DECEMBER 31, 1997 AND 1998

         Net Revenues. Our net revenues increased from $16.8 million in 1997 to $36.7 million in 1998. This increase primarily resulted from increased sales to consumer and corporate customers and as a result of renewed U.S. government contracts.

    Cost of Revenues. Our cost of revenues consists primarily of the costs of software and software licenses sold to consumer and corporate customers, related credit card processing fees, and the costs of software licenses and software updates provided to the U.S. government. Our total cost of revenues increased from $14.9 million in 1997 to $31.1 million in 1998. This increase resulted from our increased software sales.

    Gross Margin. Our gross margin (gross profit as a percentage of net revenues) increased from 11.5% in 1997 to 15.2% in 1998. This increase primarily resulted from a shift in our revenue mix as we received an increased percentage of higher margin consumer business, an increased percentage of higher margin digital download revenues and an increased percentage of higher margin advertising and promotional revenues from software publishers. In the future, we may expand or increase the discounts we offer to customers or otherwise alter our pricing structures and policies. If we take such an action, it may have an adverse impact on gross margin in future periods. Further, although we intend to increase the percentage of higher margin consumer business, higher margin digital download revenues and higher margin advertising and promotional revenues as a percentage of our total net revenues in future periods, we do not expect our gross margin to increase in future periods as rapidly as it increased between 1997 and 1998. In future periods our gross margin may decline if the revenues we generate from sales to the U.S. government or sales to large enterprise customers increase as a percentage of our total net revenues.

    Research and Development Expenses. Our research and development expenses primarily consist of personnel and other expenses associated with developing and enhancing our Web sites as well as associated facilities related expenses. Our research and development expenses increased from $1.1 million in 1997 to $4.2 million in 1998. These expenses also increased as a percentage of net revenues from 6.3% in 1997 to 11.5% 1998. This increase both in absolute dollars and as a percentage of net revenues primarily was the result of increases in our personnel and depreciation on computer equipment. We anticipate that our research and development expenses will continue to increase in absolute dollars in future periods.

    Sales and Marketing Expenses. Our sales and marketing expenses consist primarily of promotional expenditures and costs associated with operating our Web sites, including personnel and related expenses. In addition, we include the expenditures associated with our strategic marketing alliances under sales and marketing expenses. Our sales and marketing expenses increased significantly from $1.7 million in 1997 to $27.6 million in 1998. These expenses also increased significantly as a percentage of net revenues from 10.1% in 1997 to 75.2% in 1998. This increase both in absolute dollars and as a percentage of net revenues was primarily the result of costs associated with:

         -        developing and maintaining our strategic marketing alliances;

         - a branding and marketing campaign (including expenses associated with our re-branding efforts); and

         - an increase in personnel to support increased sales and marketing and advertising expenditures.

    We intend to continue to pursue aggressive branding, sales and marketing campaigns. In addition, our current strategic marketing alliances with America Online, Excite and Netscape require us to make payments totaling approximately $26 million over the terms of those agreements. As of December 31, 1998, approximately $20.3 million of this amount remained to be paid. We are expensing the costs associated with the America Online and Netscape agreements ratably over the terms of the respective agreements. We are expensing the costs associated with the Excite agreement as costs are incurred and payments become due. We are expensing the minimum payment amounts over the three-year term of the Co-Hosting Agreement with Network Associates. We may enter into similar strategic marketing alliances requiring significant minimum payments in the future and, as a result, we may substantially increase our sales and marketing expenditures. Due to our planned aggressive branding, sales and marketing efforts and our current and potential financial commitments in connection with our strategic marketing alliances, we expect sales and marketing expenses to increase significantly in absolute dollars in future periods. In addition, if the Beyond.com merger is completed, we will assume BuyDirect.com's obligations under its current strategic alliance agreements with @Home, CNet, XOOM, ZDNet and other partners, which will also cause our sales and marketing expense to increase significantly in absolute dollars in future periods.

    General and Administrative Expenses. Our general and administrative expenses primarily consist of personnel expenses, legal and accounting expenses, and corporate facility-related expenses. Our general and administrative expenses increased from $1.1 million in 1997 to $4.9 million in 1998. These expenses also increased, as a percentage of net revenues, from 6.5% in 1997 to 13.5% in 1998. This increase in both absolute dollars and as a percentage of net revenues was primarily the result of increased personnel-related costs and facilities-related expenses associated with the hiring of additional personnel as well as increased provisions for bad debts. We anticipate that these expenses will continue to grow in absolute dollars as we incur additional expenses associated with operating as a public company and transition from a single site operation to multiple site operations.

    Interest Income, net. Interest income, net, consists of earnings on our cash investments, net of interest costs related to our financing obligations. Interest income, net, decreased from $167,000 in 1997 to $63,000 in 1998. This decrease was primarily a result of increased interest expenses totaling approximately $1.3 million associated with our credit facility and our 7-1/4% Convertible Subordinated Notes offset by interest income totaling approximately $1.4 million from higher average cash balances.

    Income Taxes. We incurred a net loss for 1997 and 1998. As a result, no provision for income taxes has been recorded in these periods. As of December 31, 1998, we had approximately $37 million of net operating loss carryforwards for federal income tax purposes, which expire between 2009 and 2018. We anticipate that our total net operating loss carryforwards will increase if the BuyDirect.com merger is completed. Given our limited operating history, losses incurred to date and the difficulty in accurately forecasting our future results, we do not believe that we meet the criteria required by generally accepted accounting principles to realize the related deferred income tax assets and, accordingly, we recorded a full 100% valuation allowance to reduce the deferred income tax assets to zero. Furthermore, any attempt by us to use the net operating losses and tax credits may be subject to substantial annual limitations as a result of the following:

         - changes in ownership of our stock from our preferred stock financings;

         -        our initial public offering; and

         - the proposed offer and sale by us of 3,000,000 shares of our common stock to be effected in a proposed underwritten public offering we expect to close in April 1999 (although there can be no assurance such proposed underwritten public offering will be closed).

    These annual limitations may result in the expiration of net operating losses and tax credits before utilization. See Note 11 of Notes to Consolidated Financial Statements.

    Goodwill and Other Intangible Assets. If the BuyDirect.com merger is completed, we will record a significant amount of goodwill that will adversely affect our earnings and profitability for the foreseeable future. We expect to record goodwill and other intangible assets of approximately $140 million, to be amortized through 2002. We believe it is unlikely that we will generate additional earnings sufficient to recover the amount of goodwill and other intangible assets recorded during the period in which they are amortized.

YEARS ENDED DECEMBER 31, 1996 AND 1997

    Net Revenues. Our net revenues increased from $5.9 million in 1996 to $16.8 million in 1997. This increase was primarily a result of increased sales to consumer and corporate customers and new U.S. government contracts.

    Cost of Revenues. Our cost of revenues increased from $5.1 million in 1996 to $14.9 million in 1997. This increase was primarily a result of our entering into additional U.S. government contracts and achieving increased product sales to consumer and corporate customers.

    Gross Margin. Our gross margin decreased from 12.3% in 1996 to 11.5% in 1997. This decrease was primarily a result of a shift in our revenue mix. U.S. government contract revenues bring a lower margin than our other revenue sources. During 1997, our revenues from these lower margin U.S. government contracts increased as a percentage of total net revenues. The decrease we realized in overall gross margin was partially offset by an increase in higher margin advertising and promotional revenues we received from software publishers.

    Research and Development Expenses. Our research and development expenses increased from $431,000 in 1996 to $1.1 million in 1997. Our research and development expenses as a percentage of net revenues decreased from 7.3% in 1996 to 6.3% in 1997. Our increase in research and development expenses in absolute dollars from 1996 to 1997 was primarily the result of an increase in personnel related costs. Our decrease in research and development expenses as a percentage of net revenues was primarily the result of our substantial increase in net revenues in 1997.

    Sales and Marketing Expenses. Our sales and marketing expenses increased from $704,000 in 1996 to $1.7 million in 1997. Our sales and marketing expenses as a percentage of net revenues decreased from 12.0% in 1996 to 10.1% in 1997. Our increase in sales and marketing expenses in absolute dollars from 1996 to 1997 primarily was the result of an increase in our personnel and advertising expenditures as well as costs associated with a strategic marketing alliance. The decrease in our sales and marketing expenses as a percentage of our net revenues primarily was the result of our substantial increase in net revenues in 1997.

    General and Administrative Expenses. Our general and administrative expenses increased from $450,000 in 1996 to $1.1 million in 1997. Our general and administrative expenses as a percentage of net revenues decreased from 7.7% in 1996 and 6.5% in 1997. Our increase in general and administrative spending in absolute dollars in 1997 primarily was the result of increased salaries and facilities related expenses associated with our hiring of additional personnel, increased legal expenses associated with our settlement of a lawsuit, and increased bad debt reserves associated with our increase in net revenues. Our decrease in general and administrative expenses as a percentage of net revenues was primarily the result of our substantial increase in net revenues in 1997.

    Interest Income, net. Interest income, net, increased from $85,000 in 1996 to $167,000 in 1997 due to earnings on higher average cash balances in 1997.

    Income Taxes. We incurred a net loss in both 1996 and 1997. Accordingly, we did not record any provision for income taxes in either of these years.

QUARTERLY RESULTS OF OPERATIONS

    The following table sets forth our unaudited quarterly consolidated statement of operations data for each of the four quarters during the years ended December 31, 1997 and 1998. In the opinion of our management, this information was prepared substantially on the same basis as the audited Consolidated Financial Statements and the Notes thereto appearing elsewhere in this report.

    In addition, in the opinion of our management, all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the unaudited quarterly results. You should read this quarterly data in conjunction with our audited Consolidated Financial Statements and the Notes thereto appearing elsewhere in this report. Our operating results for any quarter are not necessarily indicative of the operating results for any future period.

                                                                          QUARTER ENDED
                             -------------------------------------------------------------------------------------------------------
                             MARCH 31,  JUNE 30,  SEPTEMBER 30,  DECEMBER 31,    MARCH 31,   JUNE 30,    SEPTEMBER 30,  DECEMBER 31,
                               1997       1997        1997           1997          1998        1998          1998           1998
                             --------   --------  -------------  ------------    ---------   --------     ------------  ------------
                                                                         (IN THOUSANDS)
Net revenues............      $3,158     $3,434     $ 4,825        $ 5,389       $ 6,192     $ 7,577       $  9,742      $  13,139
Cost of revenues........       2,783      2,892       4,295          4,903         5,254       6,408          8,281         11,131
                              ------     ------     -------        -------       -------     -------       --------      ---------
Gross profit............         375        542         530            486           938       1,169          1,461          2,008
Operating expenses:
Research and development         155        184         302            419           602       1,120          1,287          1,192
Sales and marketing.....         265        332         442            657         1,953       4,268          8,048         13,299
General and administrative       164        247         265            411           635       1,178          1,407          1,723
                              ------     ------     -------        -------       -------     -------       --------      ---------
Total operating expenses         584        763       1,009          1,487         3,190       6,566         10,742         16,214
                              ------     ------     -------        -------       -------     -------       --------      ---------
Loss from operations....        (209)      (221)       (479)        (1,001)       (2,252)     (5,397)        (9,281)       (14,206)
                              ------     ------     -------        -------       -------     -------       --------      ---------
Interest income, net....          40         32          24             71            25        (167)           383           (178)
                              ------     ------     -------        -------       -------     -------       --------      ---------
Loss from continuing
  operations............        (169)      (189)       (455)          (930)       (2,227)     (5,564)        (8,898)       (14,384)
Loss from discontinued
  operations............        (583)      (455)     (1,036)        (1,542)          --          --             --             --
                              ------     ------     -------        -------       -------     -------       --------      --------
Net loss................      $ (752)    $ (644)    $(1,491)       $(2,472)      $(2,227)    $(5,564)      $ (8,898)     $ (14,384)
                              ======     ======     =======        =======       =======     =======       ========      =========

                                                               AS A PERCENTAGE OF TOTAL REVENUE
                           ---------------------------------------------------------------------------------------------------------
                           MARCH 31,  JUNE 30,  SEPTEMBER 30,  DECEMBER 31,    MARCH 31,    JUNE 30,     SEPTEMBER 30,  DECEMBER 31,
                             1997       1997        1997           1997          1998         1998           1998           1998
                           ---------  --------  -------------  ------------   ----------    ---------    -------------  ------------
Net revenues.........        100.0%    100.0%       100.0%        100.0%         100.0%       100.0%         100.0%         100.0%
Cost of revenues.....         88.1      84.2         89.0          91.0           84.9         84.6           85.0           84.7
                             -----     -----        -----         -----          -----        -----          -----         ------
Gross profit.........         11.9      15.8         11.0           9.0           15.1         15.4           15.0           15.3
Operating expenses:
Research and
  development........          4.9       5.4          6.3           7.8            9.7         14.8           13.2            9.1
Sales and marketing..          8.4       9.7          9.2          12.2           31.5         56.3           82.6          101.2
General and
  administrative.....          5.2       7.2          5.4           7.6           10.3         15.5           14.4           13.1
                             -----     -----        -----         -----          -----        -----          -----         ------
    Total operating
      expenses.......         18.5      22.3         20.9          27.6           51.5         86.6          110.2          123.4
                             -----     -----        -----         -----          -----        -----          -----         ------
Loss from operations.         (6.6)     (6.5)        (9.9)        (18.6)         (36.4)       (71.2)         (95.2)        (108.1)
Interest income, net.          1.3       0.9          0.5           1.3            0.4         (2.2)           3.9           (1.4)
                             -----     -----        -----         -----          -----        -----          -----         ------
Loss from continuing
  operations.........         (5.3)     (5.6)        (9.4)        (17.3)         (36.0)       (73.4)         (91.3)        (109.5)
Loss from discontinued
  operations.........        (18.5)    (13.2)       (21.5)        (28.6)          --           --             --             --
                             -----     -----        -----         -----          ----         ----           ----          ----
Net loss.............        (23.8)%   (18.8)%      (30.9)%       (45.9)%        (36.0)%      (73.4)%        (91.3)%       (109.5)%
                             =====     =====        =====         =====          =====        =====          =====         ======

    The net revenues we have realized increased significantly in each consecutive quarter presented due to increased sales to consumers, corporate customers and the U.S. government. Our gross margins fluctuated on a quarterly basis during these quarters primarily as a result of changes in our revenue mix. During the last 12 months, gross margins remained relatively stable. Our gross margins increased in the second quarter of 1997 and in the first, second and fourth quarters of 1998 primarily as a result of an increase in our advertising and promotional revenues as a percentage of our net revenues and as a result of a shift toward higher gross margin software products. Our gross margins decreased in the third and fourth quarters of 1997 primarily due to two factors:
(1) our lower margin U.S. government contract revenues increased as a percentage of our net revenues; and (2) our advertising and promotional revenues decreased as a percentage of our net revenues. Our research and development and general and administrative expenses increased in absolute dollars in each quarter presented primarily as a result of increases in our personnel related costs. We anticipate higher research and development expenses in absolute dollars for the foreseeable future as a result of new hires and other personnel related costs. Our sales and marketing expenses also increased on a quarterly basis in each quarter presented as a result of increases in our personnel and facility-related costs. Sales and marketing expenses and general and administrative expenses each increased in absolute dollars in the third quarter of 1997, but declined as a percentage of net revenues because our net revenues increased more rapidly during such period. Sales and marketing expenses increased significantly in the first quarter of 1998 because we made significant payments under our strategic marketing alliances. These expenses also increased significantly in absolute dollars and as a percentage of net revenues in the second, third and fourth quarters of 1998 because we significantly increased our spending on branding, advertising, strategic marketing alliances and personnel. We anticipate higher sales and marketing expenses in absolute dollars for the foreseeable future as a result of an increase in our sales and marketing infrastructure, technical support for advertising, promotional activities and strategic marketing alliances. We anticipate general and administrative expenses will increase in absolute dollars due primarily to recruiting activities.

    In the future, our operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of our common stock would likely be materially adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

    From inception through December 31, 1998, we financed our operations primarily through private sales of preferred stock and our initial public offering of 5,750,000 shares of our common stock. We raised cumulative net cash proceeds totaling $14.8 million through private sales of preferred stock. In June 1998, we received net proceeds of $46.8 million from our initial public offering. We raised an additional $2.0 million at the closing of our initial public offering through the sale of common stock to America Online pursuant to a Common Stock and Warrant Subscription Agreement entered into in March 1998. In May 1998, we received $4.8 million through a credit agreement that we entered into with Deutsche Bank AG. We repaid all monies borrowed under our credit agreement in November 1998. In November and December 1998, we raised net cash proceeds totaling approximately $63.3 million through the sale of our 7-1/4% Convertible Subordinated Notes.

    As of December 31, 1998, we had approximately $81.5 million of cash compared with $2.6 million at December 31, 1997. Our current strategic marketing alliances provide for payments of approximately $13.8 million in 1999, approximately $13.0 million in 2000 and approximately $1.2 million in the 2001. Currently, we have no other material commitments other than those under our operating leases and the U.S. government contracts.

    We used net cash of $299,000 in operating activities in 1997, and we used net cash of $29.4 million in operating activities in 1998. Our cash used in operating activities in 1998 was primarily comprised of the net effect of:

         -        a net loss of $31.1 million;

         - increases in accounts receivable and prepaid expenses totaling $19.1 million related to accounts receivable from government contracts and prepaid partnership agreements;

         - an increase in deferred revenue related to the execution of the new U.S. government contract; and

         - increases in accounts payable and accrued liabilities related to our growth.

    We used net cash in investing activities in 1998 of $3.6 million for acquisitions of leasehold improvements and computer equipment.

    We received net cash of $112.0 million in 1998 from financing activities, primarily from our sale of Series D redeemable convertible preferred stock to certain private investors in March and April 1998, from the credit agreement with Deutsche Bank AG in May 1998, from proceeds of our initial public offering in June 1998 and from the sale of 7-1/4% Convertible Subordinated Notes in November and December 1998.

    We believe that our cash at March 31, 199, including net proceeds from the proposed offer and sale by us of 3,000,000 shares of our common stock to be effected in a proposed underwritten public offering we expect to close in April 1999 (although there can be no assurance such proposed underwritten public offering will be closed), will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 18 months. Thereafter, we expect that the cash we generate from operations likely will not be sufficient to satisfy our cash needs. We will need significant amounts of cash to make a variety of payments, including:

         - payment of the principal and interest on 7-1/4% Convertible Subordinated Notes when due;

         - payment of our financial obligations to America Online, Network Associates, Excite and Yahoo!, and assuming the BuyDirect.com merger has been completed, @Home, CNET, XOOM, ZDNet and others; and

         -        payment of increasing sales and marketing expenses.

    We may need to sell additional equity or debt securities to raise cash to meet these obligations. Such sales likely would result in additional dilution to our stockholders. In addition, we cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

RESULTS OF OPERATIONS -- BUYDIRECT.COM

    Since inception, BuyDirect.com has incurred significant operating losses. During the nine months ended December 31, 1998, BuyDirect.com recorded net revenues of $1.8 million, primarily from the online sale of software, and, at December 31, 1998, BuyDirect.com had a net loss of approximately $7.2 million. In addition, at December 31, 1998, BuyDirect.com had a working capital deficit of approximately $6.2 million and a total stockholder deficit of approximately $9.3 million. During the nine months ended December 31, 1998, BuyDirect.com incurred total operating expenses of $8.1 million. Of the total operating expenses, approximately $5.1 million consisted of sales and marketing expenses and $1.5 million consisted of research and development expenses and $1.5 million consisted of general and administrative expenses. BuyDirect.com sales and marketing expenses consisted primarily of expenditures associated with its strategic marketing alliances with @Home, CNET, XOOM and ZDNet. Current agreements with these and other significant partners require BuyDirect.com to make payments totaling approximately $20.2 million over the next four years, approximately $7.4 million of which is due and payable in 1999. Further, if the proposed BuyDirect.com merger is completed, we will assume approximately $5.7 million in long-term debt pursuant to certain promissory notes of BuyDirect.com. If the BuyDirect.com merger is completed, we will assume these and other payment obligations. If the BuyDirect.com merger is completed, our results of operations will be adversely affected for the foreseeable future.

YEAR 2000 RISK MAY ADVERSELY AFFECT OUR COMPANY

    Many existing computer programs use only two digits to identify a year. These programs were designed and developed without addressing the impact of the upcoming change in the century. If not corrected, many computer software applications could fail or create erroneous results by, at or beyond the Year 2000. We assessed our proprietary software and our internally developed systems, which permit the sale, order, processing and delivery of off-the-shelf software to our customers to determine Year 2000 compliance. We searched through software code for each of these applications and believe that we have identified all instances where date specific information is required. We further investigated whether these date fields contain two or four digits. Based on our review and the results of limited testing, we believe our other proprietary software and internally developed systems are Year 2000 compliant.

    In addition to our proprietary software and internally developed systems, we utilize software, computer technology and other services internally developed and provided by third-party vendors that may fail due to the Year 2000 phenomenon. For example, we are dependent on the institutions involved in processing our members' credit card payments for Internet services. We are also dependent on telecommunications vendors and leased point-of-purchase vendors to maintain network reliability.

    Our software applications run on several hardware platforms and associated operating systems, primarily those provided by Sun Microsystems. In addition, our software operates in accordance with several external Internet protocols, such as HTTP and NNTP. Our software is therefore dependent upon the correct processing of dates by these systems and protocols. We reviewed information made publicly available by Sun Microsystems and our other hardware platform providers regarding Year 2000 compliance and researched the date handling capabilities of applicable Internet protocols. Based on this research, we do not believe that the underlying systems and protocols that operate in conjunction with our software applications contain material Year 2000 deficiencies. However, we have not conducted our own tests to determine to what extent our software running on any of our hardware platforms and in accordance with any of our supported Internet protocols fails to properly recognize Year 2000 dates.

    We use multiple software systems for our internal business purposes, including accounting, e-mail, development, human resources, customer service and support, and sales tracking systems. All of these applications have been purchased within the preceding 12 months. We have made inquiries of vendors of the systems that we believe are mission critical to our business regarding their Year

2000 readiness. Each of these vendors has indicated to us that it believes its applications are Year 2000 compliant. However, we have not received affirmative documentation in this regard from any of these vendors, and we have not performed any operational tests on its internal systems. We anticipate that our systems, including components thereof provided by third-party vendors, will be Year 2000 compliant by the Year 2000.

    However, our software applications and the underlying hardware systems and protocols running the software may contain undetected errors or defects associated with Year 2000 date functions. Our software applications directly and indirectly interact with a large number of other hardware and software systems. We are unable to predict to what extent our business may be affected if our software or the systems that operate in conjunction with our software experience a material Year 2000 failure. Known or unknown errors or defects that affect the operation of our software could result in delay or loss of revenue, interruption of shopping services, cancellation of customer contracts, interference with digital download, diversion of development resources, damage to our reputation, costs, and litigation costs, any of which could adversely affect our business, financial condition and results of operation. Further, the spending and purchasing patterns of customers or potential customers may be affected by the Year 2000 issue as individuals, corporation and government agencies expend significant resources to correct or update their current system for Year 2000 compliance or delay purchases of new software until after the Year 2000. At this time, the expenses associated with our assessment and potential remediation plan cannot be determined. Further, at this time, we do not have enough information to determine the most reasonably likely worst case scenario. Therefore, we do not have in place a contingency plan to handle the most reasonably likely worst case scenarios. We do not intend to create one.

RISK FACTORS

EXPLANATORY NOTE

     This Annual Report was filed with the Securities and Exchange Commission on March 31, 1999. On March 29, 1999, we closed a transaction whereby one of our wholly owned subsidiaries merged with and into BuyDirect.com, a leading online software retailer for consumers and business customers. As a result of the short time period between closing of the BuyDirect.com merger and such filing, certain statements in this report do not reflect that the BuyDirect.com merger has been completed.

WE HAVE A LIMITED OPERATING HISTORY AND HAVE INCURRED NET LOSSES SINCE INCEPTION AND EXPECT FUTURE LOSSES

    We began selling software on our Web site in November 1994. As a result, we have only a limited operating history upon which you may evaluate our business and prospects. We incurred net losses of approximately $38.7 million from inception of our business through 1998. As of December 31, 1998, we had an accumulated deficit of approximately $42.4 million. We expect to continue to incur significant net operating losses for the foreseeable future.

WE ANTICIPATE SIGNIFICANT LOSSES AND NEGATIVE CASH FLOW

    We expect significant operating losses and negative cash flow to continue for the foreseeable future. We anticipate our losses will increase significantly from current levels because we expect to incur additional costs and expenses related to:

         -        brand development, marketing and promotion;

         -        Web site content development;

         -        strategic relationship development and maintenance; and

         - technology and operating infrastructure development, including improved digital download capabilities.

    In addition, if the BuyDirect.com merger is completed, we expect that our losses will increase even more significantly due to additional costs and expenses related to:

         -        increased headcount;

         -        additional facilities and infrastructure; and

         -        assimilation of operations and personnel.

    In addition, if the BuyDirect.com merger closes we will record a significant amount of goodwill, the amortization of which will adversely affect our earnings and profitability for the foreseeable future. We expect to record goodwill and other intangible assets of approximately $140 million, to be amortized through 2002. We believe it is likely that we will not generate additional earnings sufficient to recover the amount of goodwill and other intangible assets recorded during the period in which they are amortized.

    Because we have relatively low gross margins, our ability to become profitable given our planned expenses depends on our ability to generate and sustain substantially higher net revenues. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

    We base our current and future expense levels, which are largely fixed, on our operating plans and estimates of future revenues. We find sales and operating results difficult to forecast, because they generally depend on the volume and timing of the orders we receive. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. A shortfall in revenues will significantly harm our business and operating results. In view of the rapidly evolving nature of our business, proposed and possible future acquisitions and our limited operating history of selling software online, we have little experience forecasting our revenues. Therefore, we believe that period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely upon them as an indication of our future performance. If we cannot achieve and sustain operating profitability or positive cash flow from operations, we may be unable to meet our debt service obligations or working capital requirements, which would adversely affect our business.

OUR FUTURE OPERATING RESULTS ARE UNPREDICTABLE

    Our revenues and operating results may fluctuate significantly from quarter to quarter due to a number of factors, not all of which are in our control. These factors include:

         - our ability to attract and retain new customers and maintain customer satisfaction;

         - new Web sites, services and products introduced by us or by our competitors;

         -        price competition;

         - decreases in the level of growth, use of or consumer acceptance of the Internet and online services or consumer acceptance of the Internet and other online services for the purchase of consumer products;

         - our ability to upgrade and develop our systems and infrastructure and attract new personnel in a timely and effective manner, and if the BuyDirect.com merger is completed, our ability to integrate BuyDirect.com's systems and personnel;

         - traffic levels on our Web site and our ability to convert that traffic into customers;

         - if the BuyDirect.com merger is completed, the amount and timing of operating costs and capital expenditures associated with integrating BuyDirect.com's personnel and operations into our business, including but not limited to, BuyDirect.com's financial obligations under its strategic marketing alliance agreements;

         - the termination of any strategic marketing alliances such as those we have with America Online, Excite, Network Associates or Yahoo!, pursuant to which we receive exposure to traffic on third-party Web sites, and if the BuyDirect.com merger is completed, the termination of similar alliances currently existing between BuyDirect.com @Home, CNET, XOOM, ZDNet and other partners;

         - the termination of contracts with major purchasers, particularly United States government agencies;

         - technical difficulties or system downtime affecting the Internet or online services, generally, or the operation of our Web site;

         - the failure of Internet bandwidth to increase significantly over time and/or an increase in the cost to consumers of obtaining or using Internet bandwidth;

         - the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure;

         -        the number of popular software titles introduced;

         - government regulations related to use of the Internet for commerce or sales and distribution of software; and

         - general economic conditions and economic conditions specific to the Internet, online commerce and the software industry.

    We must increase software sales through Web sites and online sites by increasing the number of visitors to our online sites or by increasing the percentage of visitors to our online sites who purchase software. We must also increase the number of repeat purchasers of software through our online sites, increase revenues from sales to consumer purchasers and digital download software product sales in absolute dollars and as a percentage of our total net revenues. In addition, we must successfully establish, maintain and enhance the Beyond.com brand. We have implemented strategies we hope will achieve these goals, such as entering into our strategic relationships with America Online, Excite, Network Associates and Yahoo!. We cannot be certain that we can accomplish these objectives or that our business strategy will be successful.

    Seasonal fluctuations in the software industry, Internet and commercial online service usage, and traditional retail, government and corporate seasonal spending patterns and advertising expenditures may affect our business. In particular, Internet and online service usage and its rate of growth may decline in the summer. These seasonal patterns may cause quarterly fluctuations in our operating results and could adversely and materially affect our financial performance.

    Our gross margins are likely to fluctuate over time. A number of factors may impact our gross margins, including:

         - the mix of revenues from sales to government, corporate, consumer and publisher channels;

         - the mix of revenues from sales of shrink-wrap products and products delivered through digital download;

         - the mix of revenues from sales of software products and computer peripheral products (such as joysticks, personal organizers and related products);

         - the mix of revenues we derive from our relationships with strategic partners such as America Online, Excite, Netscape, Network Associates and Yahoo! and from our Web site; and

         -        the amount of advertising or promotional revenues we receive.

    We realize higher gross margins from:

         - advertising and promotional revenues than from software products sales;

         - product sales through digital download than from sales of shrink-wrap software products;

         - sales of specialty software products than from sales of widely available commodity software products; and

         - sales to consumer purchasers than from sales to government or corporate purchasers.

    We believe that the size of new software products will continue to increase and that they will be suitable for digital download only if network bandwidth increases significantly. This trend may limit our ability to distribute such software products via digital download and may limit our ability to realize the higher gross margins associated with digital download software product sales. Any change in one or more of these factors could adversely and materially affect our gross margins and operating results in future periods.

    Due to the foregoing factors, we believe that quarter-to-quarter comparisons of our operating results are not a good indicator of our future performance. It is likely that in some future quarter our operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock may fall significantly.

WE NEED ADDITIONAL CAPITAL TO PAY DEBT SERVICE ON THE 7-1/4% CONVERTIBLE SUBORDINATED NOTES AND FOR OTHER PURPOSES

    We require substantial working capital to fund our business. We expect operating losses and negative cash flow to continue for the foreseeable future. We anticipate that the net proceeds we receive from the offering of shares underlying a Form S-1 filed with the Securities and Exchange Commission on March 17, 1999, together with our existing capital resources, assuming the BuyDirect.com merger is completed, will meet our capital requirements through at least the next 18 months. However, we may have additional capital needs before this period ends. Thereafter, we will likely have to raise additional funds, in part to make interest payments to holders of our 7-1/4% Convertible Subordinated Notes, and in part to meet our obligations to America Online, Excite, Netscape, Network Associates and Yahoo, and if the BuyDirect.com merger is completed, to meet future obligations to @Home, CNET, XOOM, ZDNet and other partners. We may elect to seek additional funds at any time.

    The actual amount and timing of our future capital requirements may differ materially from our estimates. In particular, our estimates may be inaccurate as a result of changes and fluctuations in our revenues, operating costs and development expenses. Our revenues, operating costs and development expenses will be negatively affected by any inability to:

         - effectively and efficiently manage the expansion of our operations, including, if the BuyDirect.com merger is completed, to integrate BuyDirect.com's systems and personnel;

         - obtain favorable co-branding or Internet marketing agreements with third parties similar to those with America Online, Network Associates, Excite or Yahoo!;

         - negotiate favorable contracts with suppliers, including large volume discounts on purchases of software; and

         - improve brand recognition, attract sufficient numbers of customers or increase the volume of our software sales.

    Our revenues and costs also depend upon factors that we cannot control. These factors include changes in technology and regulations, increased competition and factors such as Web integrity, seasonality, and performance by third parties in connection with our operations. Because of these factors, our actual revenues and costs are uncertain and may vary considerably. These variations may significantly affect our future need for capital. Also, if we accelerate the expansion of our operations or complete any acquisitions, we will require more funding sooner than we currently expect. We may be unable to raise financing sufficient for our needs, either on suitable terms or at all. This will hinder our ability to satisfy our obligations to holders of our 7-1/4% Convertible Subordinated Notes. This result would substantially harm the trading price of our common stock and materially harm our business.

WE ARE SIGNIFICANTLY LEVERAGED; WE REQUIRE SUBSTANTIAL AMOUNTS OF CAPITAL FOR DEBT SERVICE

    By selling the 7-1/4% Convertible Subordinated Notes in November and December 1998, we incurred $63,250,000 principal amount of indebtedness. This resulted in a ratio of long-term debt to total capitalization at December 31, 1998 of approximately .72 to 1. Our increased leverage could limit or reduce our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures.

    We will likely require substantial amounts of cash to fund scheduled payments of principal and interest on our 7 -1/4% Convertible Subordinated Notes, future capital expenditures and any increased working capital requirements. We believe we may be unable to meet our cash requirements out of cash flow from operations and available borrowings. We also may be unable to obtain alternative financing. A lack of adequate financing may adversely affect our ability to:

         -        respond to changing business and economic conditions;

         -        make future acquisitions;

         -        absorb negative operating results; or

         - fund capital expenditures or increased working capital requirements.

    We could attempt to refinance our 7-1/4% Convertible Subordinated Notes if our cash flow from operations is insufficient to repay them at maturity. However, a refinancing might not be available on terms acceptable to us, or at all. If we fail to make necessary payments on our 7-1/4% Convertible Subordinated Notes, we will be in default under the terms of our 7-1/4% Convertible Subordinated Notes, and may also be in default under agreements controlling our other indebtedness, if any. Any default by us under our 7-1/4% Convertible Subordinated Notes or on other indebtedness could adversely affect our financial condition and operating results.

WE MUST ESTABLISH OUR NEW BRAND

    A growing number of Internet sites, many of which already have well-established brands, offer products and services that compete with ours. As a result, we believe we must establish, maintain and enhance our "Beyond.com" brand. We have been operating under the "Beyond.com" name since August 1998. Our success in promoting and maintaining our new brand or any other brand that we may use in the future will depend largely on our ability to provide a high quality online experience supported by dedicated customer service. We cannot assure that we will be able to meet these goals. In addition, to attract and retain online users and to promote and maintain our new brand or future brands, we may need to substantially increase our marketing expenditures to create and maintain strong brand loyalty among our customers. Our business could be adversely affected if our marketing efforts are unproductive or if we cannot increase our brand awareness.

OUR MARKETS ARE HIGHLY COMPETITIVE

    The online commerce market is new, rapidly evolving and intensely competitive. We expect competition to intensify in the future because barriers to entry are minimal, and current and new competitors can launch new Web sites at a relatively low cost. In addition, the software reselling industry is intensely competitive. We currently compete primarily with traditional software resellers, other online software resellers and other vendors.

    In the online market, we compete with many online software resellers and vendors that maintain similar commercial Web sites (including CompUSA, Outpost.com, Egghead.com and Buy.com). We also compete with the growing number of software publishers that sell their software products directly online. We also anticipate that we may soon compete with other software publishers, including Microsoft, that plan to sell their products directly to customers online, and indirect competitors that specialize in online commerce or derive significant revenues from online commerce, including America Online, Amazon.com, Barnesandnoble.com, Netscape and Yahoo!.

    We also compete with:

         - mail order and/or direct marketers of computer products (including cataloguers such as Micro Warehouse and CDW Computer Centers and manufacturers such as Dell Computer, Compaq Computer Corporation and Gateway 2000 Incorporated); and

         - major store-based retailers of software and other related products, such as CompUSA, OfficeMax, Staples, Office Depot and Wal-Mart.

    Further, these traditional store-based retailers and mail order and/or direct marketers of computer products have established or may soon establish, commercial Web sites offering software and computer products.

    Competitive pressures created by any one of these current or future competitors, or by competitors collectively, could have a material adverse affect on our business.

    We believe that the principal competitive factors in our market are:

         -        brand recognition;

         -        selection;

         -        convenience;

         -        price;

         -        speed and accessibility;

         -        customer service;

         -        quality of site content; and

         -        reliability and speed of fulfillment.

    In addition to those factors, competition in the large enterprise market is also based on:

         -        compatibility of products;

         -        administration and reporting;

         -        single source supply;

         -        security; and

         -        cost-effective deployment.

    Many of our current and potential competitors have longer operating histories and larger customer bases than we do. In addition, many of our current and potential competitors have greater brand recognition and significantly greater financial, marketing and other resources than we do.

    In addition, as more people use the Internet and other online services, larger, well established and well financed entities may:

         - acquire online competitors or software publishers or suppliers;

         - invest in online competitors or software publishers or suppliers; or

         - form joint ventures with online competitors or software publishers or suppliers.

    Certain of our actual or potential competitors, such as Ingram Micro and Tech Data, may be able to:

         -        secure merchandise from vendors on more favorable terms;

         - devote greater resources to marketing and promotional campaigns;

         - adopt more aggressive pricing or inventory availability policies; and

         - devote substantially more resources to Web site and systems development than we do.

    Competitors such as Software Spectrum, Government Technology Services, Inc., ASAP Software Express Inc. and Corporate Software & Technology have greater experience in selling software to the large enterprise market than we do. In addition, new technologies and expansion of existing technologies, such as price comparison programs that select specific titles from a variety of Web sites, may direct customers to online software resellers which compete with us and may increase competition. Increased competition may reduce our operating margins, as well as cause a loss to both our market share and brand recognition. Further, to strategically respond to changes in the competitive environment, we may sometimes make pricing, service or marketing decisions or acquisitions that could materially hurt our business. In addition, companies controlling access to Internet transactions through network access or Web browsers could promote our competitors or charge us a substantial fee for inclusion in their product or service offerings. We cannot assure that we can compete successfully against current and future competitors. Failure to compete successfully against our current and future competitors could materially hurt our business.

WE RELY ON SOFTWARE PUBLISHERS AND DISTRIBUTORS

    We are entirely dependent upon the software publishers and distributors that supply us with software and computer products for resale, and the availability of these software and computer products is unpredictable. In 1997 and 1998, sales of software provided by Microsoft and by a major software distributor accounted for a substantial majority of our revenues. As is common in the industry, we have no long term or exclusive arrangements with any publishers or distributors that guarantee the availability of software for resale. For example, our agreement with Microsoft automatically renews for successive one year periods but is terminable for any reason by 30 days written notice prior to the expiration of the given term. Although we believe that we can replace our relationship with the major software distributor without much difficulty, if this relationship terminates then the publishers or distributors that currently supply us with software might cease to continue to supply us and we might be unable to establish new relationships with other publishers and distributors.

    We also rely on software distributors to ship shrink-wrap software to customers that do not use digital download. We have limited control over the shipping procedures of our distributors and shipments by these distributors have in the past been, and may in the future be, subject to delays. Although most software we sell carries a warranty from its publisher, publishers or distributors occasionally fail to reimburse us for returns from customers. Furthermore, our contract with Microsoft allows Microsoft to review and approve our creditworthiness. If Microsoft determines that we are not creditworthy or not in compliance with payment or reporting terms, it may require us to post security acceptable to them which could negatively impact our financial condition.

OUR CUSTOMERS ARE CONCENTRATED; WE ARE SUBJECT TO RISKS ASSOCIATED WITH RELIANCE ON U.S. GOVERNMENT CONTRACTS

    We have three contracts with U.S. government agencies. Two of these agreements accounted for approximately 30% of our revenues in 1997 and 28% of our revenues in 1998. These agreements expired in June 1998 and July 1998. We renewed the first of these contracts for an additional one-year term that expires in June 1999. We replaced the second contract with a new contract with the same government agency on substantially similar terms. We signed the third agreement in January 1999 and it will expire in January 2000. We expect that these existing contracts will continue to account for a substantial portion of our revenues for the foreseeable future. Each of these contracts is subject to annual review and renewal by the government, and may be terminated at any time. Each government contract, option and extension is only valid if the government appropriates enough funds for expenditure on such contracts, options or extensions. Accordingly, we might fail to derive any revenue from sales of software to the U.S. government in any given future period. If the U.S. government fails to renew or terminates any of these contracts it would adversely affect our business and results of operations.

OUR COMMON STOCK PRICE IS VOLATILE

    The market price for our common stock is volatile and has fluctuated significantly to date. The trading price of our common stock is likely to continue to be highly volatile and subject to wide fluctuations in response to factors including the following:

         - actual or anticipated variations in our quarterly operating results;

         - announcements of technological innovations, new sales formats or new products or services by us or our competitors;

         -        changes in financial estimates by securities analysts;

         - conditions or trends in the Internet and online commerce industries;

         - changes in the economic performance and/or market valuations of other Internet, online service or retail companies;

         - announcements by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

         -        additions or departures of key personnel; and

         -        sales of common stock.

    In addition, the securities market has experienced extreme price and volume fluctuations and the market prices of the securities of Internet-related and technology companies have been especially volatile. These broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of stock, many companies have been the object of securities class action litigation. If we were to be sued in a securities class action, it could result in substantial costs and a diversion of management's attention and resources.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH DEPENDENCE ON THE INTERNET AND INTERNET INFRASTRUCTURE DEVELOPMENT

    Our success will depend in large part on continued growth in, and the use of, the Internet. There are critical issues concerning the commercial use of the Internet, which remain unresolved. The issues concerning the commercial use of the Internet, which we expect will affect the development of the market for our services include:

         -        security;

         -        reliability;

         -        cost;

         -        ease of access;

         -        quality of service; and

         -        necessary increases in bandwidth availability.

    The adoption of the Internet for information retrieval and exchange, commerce and communications, particularly by those enterprises that have historically relied upon traditional means of commerce and communications, generally will require that these enterprises accept a new medium for conducting business and exchanging information. These entities likely will accept this new medium only if the Internet provides them with greater efficiency and an improved area of commerce and communication.

    Demand and market acceptance of the Internet are subject to a high level of uncertainty and are dependent on a number of factors, including the growth in consumer access to and acceptance of new interactive technologies, the development of technologies that facilitate interactive communication between organizations and targeted audiences and increases in user bandwidth. If the Internet fails to develop or develops more slowly than we expect as a commercial or business medium, it will adversely affect our business.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH ONLINE COMMERCE SECURITY AND CREDIT CARD FRAUD

    A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks. To securely transmit confidential information, such as customer credit card numbers, we rely on encryption and authentication technology that we license from third parties.

    To the extent that our activities or those of third party contractors involve the storage and transmission of proprietary information (such as credit card numbers), security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our business may be adversely affected if our security measures do not prevent security breaches and we cannot assure that we can prevent all security breaches. In addition, we have suffered losses as a result of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders. Under current credit card practices, a merchant is liable for fraudulent credit card transactions where, as is the case with the transactions we process, that merchant does not obtain a cardholder's signature. Fraudulent use of credit card data in the future could adversely affect our business.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH DIGITAL DOWNLOAD

    Our success will depend in large part on our customers accepting digital download as a method of buying software. We typically derive higher gross margins from software sales via digital download than we do on shrink-wrap software sales. Therefore, our success also depends on our ability to increase the revenues we derive from product sales through digital download in absolute dollars and as a percentage of our net revenues. Digital download is a relatively new method of selling software products and its growth and market acceptance is highly uncertain and subject to a number of factors, including:

         - the availability of sufficient network bandwidth to enable purchasers to rapidly download software;

         -        the impact of time-based Internet access fees;

         - the number of software titles that are available for purchase through digital download as compared to those available through traditional methods;

         - the level of consumer comfort with the process of downloading software; and

         - the relative ease of this process and transaction security concerns.

    We believe there is a maximum size of a software product that most consumers are willing to purchase via digital download. We also believe that the size of new software products will continue to increase and that these software products will be unsuitable for digital download without significant increases in network bandwidth. It will adversely affect our business if digital download fails to achieve widespread market acceptance. Even if digital download achieves widespread acceptance, we might not overcome the substantial existing and future technical challenges associated with electronically delivering software reliably and consistently on a long-term basis. This would also adversely affect our business.

WE RELY ON STRATEGIC MARKETING ALLIANCES

    Pursuant to our current strategic alliance agreements, we are obligated to pay a total of $27.9 million from December 31, 1998 through December 31, 2001, of which approximately $13.8 million must be paid during 1999. If the BuyDirect.com merger is completed, total obligations to be paid by us pursuant to BuyDirect.com agreements with @Home, CNet, XOOM, ZDNet and other significant partners over the next four years would be approximately $20.2 million, approximately $7.4 million of which would be paid in 1999.

    Under the terms of our agreement with America Online, we are the exclusive reseller of software on certain screens on the America Online service and America Online's Web site, aol.com. We are a semi-exclusive reseller of software on certain other screens on the America Online service. America Online also must deliver to us minimum numbers of impressions (screen views with links to our Web site). Pursuant to our agreement with America Online, we must make fixed payments totaling approximately $21 million. In addition, we must pay America Online a percentage of certain transactional advertising revenues we earn above specified minimum amounts. Our agreement with America Online terminates in August 2001, or earlier if there is a material breach.

    Under the terms of our agreement with Excite, we may display banner advertisements and links to our Web site on certain screens on Excite Web sites, and Excite cannot display paid promotional links or banner advertisements of any other software reseller on specified screens of the Excite Web site related to software. Excite also must deliver minimum numbers of impressions to us. We must make substantial payments to Excite during the three-year term of that agreement. Also, we must pay Excite a percentage of certain transactional revenues we earn. Our agreement with Excite terminates when Excite meets certain obligations relating to the delivery of impressions, but no earlier than April 2001, unless there is a material breach. We are not aware of how the proposed acquisition of Excite by @Home will impact our relationship with Excite under this agreement or otherwise.

    In June 1997, we entered into an agreement with Netscape for a term of 24 months. Under this agreement, we created and manage a Web site, the "Netscape Software Depot by Beyond.com." This Web site is an online software store accessible through Netscape's Internet site, created to market and distribute software products which are compatible with the Netscape ONE platform. Under the terms of this agreement, we and Netscape allocate sales and advertising revenues generated from this online store in accordance with negotiated percentages. In connection with this agreement, we made a substantial initial prepayment to Netscape for a license to use certain Netscape trademarks. Our agreement with Netscape terminates on July 31, 1999. However, either party may terminate this agreement at any time if specific impression and net revenue milestones are not met. Pursuant to the terms of the agreement, Netscape has notified us that it does not intend to renew this contract after termination. We do not expect that the non-renewal of this agreement will have a material effect on our business.

    We also entered into three contracts with Network Associates. In September 1997, we were authorized to electronically distribute Network Associates' products on our Web site. In September 1998, we agreed to co-host Web sites with Network Associates and agreed to resell Network Associates' products on Network Associates' Web site at www.mcafeestore.com. Under these agreements, we must make substantial payments to Network Associates for exclusive positioning of links to our Web site on certain screens on Network Associates' Web sites, and rights to resell Network Associates products.

    In February 1999, we entered into an agreement with Yahoo!, a global Internet media company that offers a branded network of comprehensive information, communication and shopping services. Under this agreement, Yahoo! will promote and advertise Beyond.com as a premier software merchant by delivering page views across Yahoo!'s branded network of sites, including the Yahoo! home page, My Yahoo!, Yahoo! Shopping, Yahoo! Games and relevant categories and search result pages in the Yahoo! directory. Over the 18-month term of the agreement, we will make fixed payments, which may be augmented by certain performance-based payments.

    Traffic levels on our Web site and sales we generate from that traffic might be insufficient to justify our significant fixed financial obligations to America Online, Excite, Network Associates or Yahoo!, or to satisfy our contractual obligations necessary to prevent termination of these agreements. In addition, the America Online, Excite, Network Associates and Yahoo! agreements do not provide us with automatic renewal rights upon expiration. Therefore, we may be unable to renew these agreements on commercially acceptable terms, or at all. Furthermore, we based our significant investment in the America Online, Excite, Netscape, Network Associates and Yahoo! relationships on a number of factors, including:

         -        the continued positive market presence of these parties;

         -        the reputation and anticipated growth of these parties; and

         - the commitment of America Online, Excite and Yahoo! to deliver specified numbers of screen views with links to our Web site.

    Although we expect our agreements with America Online, Excite, Network Associates and Yahoo! to represent significant distribution channels for our software, we cannot assume that these agreements will meet this expectation. In addition, any termination of any or all of our agreements with these companies would likely have a material adverse affect on our business.

WE NEED TO MANAGE POTENTIAL GROWTH; OUR MANAGEMENT TEAM IS NEW

    We have rapidly and significantly expanded our operations, and anticipate this trend will continue. On December 31, 1998 we had a total of 137 employees. This expansion has placed, and we expect will continue to place, a significant strain on our managerial, operational and financial resources. The majority of our senior management, including our President and Chief Executive Officer and our Chief Financial Officer, joined us within the last twelve months, and three directors joined our board of directors in March 1999. The Chairman of our Board of Directors, William S. McKiernan, also serves as the President and Chief Executive Officer of CyberSource Corporation and, accordingly, plays a limited role in our management. Our new employees include a number of key managerial, technical and operations personnel who we have not yet fully integrated into our operations, and we expect to add additional key personnel in the near future. If the BuyDirect.com merger is completed, we will add over 70 new employees, including managerial, technical and operations personnel. To manage the expected growth of our operations and personnel, we will need to improve existing and implement new transaction processing, operational and financial systems, procedures and controls.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH ACQUISITIONS

    On February 19, 1999, we entered into an agreement pursuant to which one of our wholly-owned subsidiaries will merge with and into BuyDirect.com, a leading online software retailer for consumers and business customers. Upon the closing of this merger, BuyDirect.com will become our wholly-owned subsidiary and we will issue approximately 5.1 million shares of our common stock, subject to adjustment, to BuyDirect.com's stockholders in exchange for their outstanding shares of BuyDirect.com common and preferred stock. We will also reserve for issuance upon the exercise of options we are assuming in connection with the proposed merger approximately 300,000 shares of our common stock, subject to adjustment. We anticipate that the BuyDirect.com merger will close by the end of March 1999. The BuyDirect.com merger is subject to a number of contingencies including approval of the merger by the BuyDirect.com stockholders and customary closing conditions. As a result, there can be no assurance that the BuyDirect.com merger will be completed.

    If the BuyDirect.com merger is completed, there can be no assurance that we will successfully assimilate the additional personnel, operations, acquired technology and products into our business, or retain key personnel. In particular, if the BuyDirect.com merger is completed, we will have operations in multiple facilities. We are not experienced in managing facilities in geographically distant areas. Accordingly, this physical expansion may result in disruptions that adversely affect our business. Further, there is no assurance that the acquisition of BuyDirect.com will not have a negative impact on our business and financial condition. We expect to record goodwill and other intangible assets of approximately $140 million, to be amortized through 2002. We believe it is likely that we will not generate additional earnings sufficient to recover the amount of goodwill and other intangible assets recorded during the period in which they are amortized.

    In addition, we intend to continue to make investments in complementary companies, products or technologies. If we buy a company, we could have difficulty in assimilating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to work for us. If we make other types of acquisitions, we could have difficulty in assimilating the acquired technology or products into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition, future acquisitions could have a negative impact on our business, financial condition and results of operations. Furthermore, we may have to incur debt or issue equity securities to pay for any future acquisition, the issuance of which would be dilutive to our existing stockholders.

WE ARE DEPENDENT ON KEY PERSONNEL AND NEED ADDITIONAL PERSONNEL

    Our future success depends on the continued service and performance of our senior management and other key personnel, particularly William S. McKiernan, Chairman of our Board of Directors, Mark L. Breier, our President and Chief Executive Officer, and John P. Pettitt, our Executive Vice President and Chief Technology Officer. If the BuyDirect.com merger is completed, we will add over 70 new employees including managerial, technical and operations personnel. Our performance also depends on our ability to retain and motivate our other officers and key employees. If we complete the BuyDirect.com merger, our success will also depend on a successful transition of BuyDirect.com's management responsibility to our senior management team. The loss of the services of any of our executive officers or other key employees could adversely affect our business. We do not have long term employment agreements with any of our key personnel. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, editorial, merchandising, marketing and customer service personnel. Competition for these individuals is intense, particularly in the Silicon Valley area, and we may be unable to successfully attract, assimilate or retain sufficiently qualified personnel in the future.

WE ARE SUBJECT TO CAPACITY CONSTRAINT RISKS; RELIANCE ON INTERNALLY DEVELOPED SYSTEMS AND SYSTEM DEVELOPMENT RISKS

    A key element of our strategy is to generate a high volume of traffic on, and use of, our Web site. Our revenues depend on the number of customers who use our Web site to purchase software. Accordingly, our Web site, transaction processing systems and network infrastructure performance, reliability and availability are critical to our operating results. These factors are also critical to our reputation and our ability to attract and retain customers and maintain adequate customer service levels. The volume of goods we sell and the attractiveness of our product and service offerings will decrease if there are any systems interruptions that affect the availability of our Web site or our ability to fulfill orders. We have experienced periodic systems interruptions, which we believe may continue to occur. We are continually enhancing and expanding our technology and transaction processing systems, and network infrastructure and other technologies, to accommodate a substantial increase in the volume of traffic on our Web site. We may be unsuccessful in these efforts or we may be unable to accurately project the rate or timing of increases in the use of our Web site. We may also fail to timely expand and upgrade our systems and infrastructure to accommodate these increases. In addition, we cannot predict whether additional network capacity will be available from third party suppliers as we need it. Also, our network or our suppliers' network might be unable to timely achieve or maintain a sufficiently high capacity of data transmission to timely process orders or effectively conduct digital download, especially if our Web site traffic increases. Our failure to achieve or maintain high capacity data transmission could significantly reduce consumer demand for our services.

WE MAY HAVE POTENTIAL CONFLICTS OF INTEREST WITH CYBERSOURCE

    In connection with the spin off of our Internet commerce services business to CyberSource in December 1997, we entered into agreements with CyberSource to define the ongoing relationship between the two companies. At the time these agreements were negotiated, all of our directors were also directors of CyberSource and other members of our management team joined CyberSource as executive officers. As a result, these agreements may not be deemed the result of arm's length negotiations. Further, although we and CyberSource are engaged in different businesses, the two companies currently have no policies to govern the pursuit or allocation of corporate opportunities between us and CyberSource, in the event they arise. Our business could be adversely affected if the overlapping board members of the two companies, currently two, pursue CyberSource's interests over ours either in the course of intercompany transactions or where the same corporate opportunities are available to both companies.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH DEPENDENCE ON CYBERSOURCE CORPORATION.

    We depend upon CyberSource for certain services such as credit card processing, fraud screening, export control, sales tax computation, electronic licensing, hosting of electronic downloads and fulfillment messaging. In addition, under the terms of an Inter-Company Cross License Agreement we have with CyberSource, we license certain technology, including Sm@rtCert, from CyberSource. CyberSource also provides these services and licenses this technology to other customers, including our competitors. It would be disruptive to our business if any of the following occur:

         -        any discontinuation of these services;

         -        any termination of this license;

         - any reduction in performance that requires us to replace these services;

         - any reduction in performance that causes us to internally develop or license these technologies from a third party; or

         - any failure by CyberSource to ensure that this software complies with "Year 2000" requirements.

    Certain former and current members of our management have joined CyberSource in executive management positions, including William S. McKiernan, the Chairman of our Board of Directors, who serves as President and Chief Executive Officer of CyberSource. Currently, two members of our Board of Directors serve on the CyberSource Board of Directors. Nothing in our agreements with CyberSource prohibits CyberSource from competing directly with us or prevents a third party from acquiring CyberSource, either of which could adversely affect our business.

WE ARE SUBJECT TO RISK OF SYSTEM FAILURE; OUR SYSTEMS ARE LOCATED IN SINGLE FACILITY

    Our success, in particular our ability to successfully receive and fulfill orders and provide high quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications systems. Substantially all of our development and management systems are in a single facility we lease in Sunnyvale, California. Both we and BuyDirect.com contract with the same third party to host our computer and communications hardware systems and to maintain our critical connection to the Internet. These systems are in a single location in Santa Clara, California.

    Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. We have no formal disaster recovery plan and carry insufficient business interruption insurance to compensate us for losses that may occur. Furthermore, our security mechanisms or those of our suppliers may not prevent security breaches or service breakdowns. Despite our implementation of security measures, our servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. These events could cause interruptions or delays in our business, loss of data or render us unable to accept and fulfill customer orders.

RAPID TECHNOLOGICAL CHANGE MAY ADVERSELY AFFECT US

    To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our online store. The Internet and the online commerce industry are characterized by rapid technological change, changes in user and customer requirements and preferences and frequent new product and service introductions. If competitors introduce products and services embodying new technologies or if new industry standards and practices emerge, then our existing Web site, proprietary technology and systems may become obsolete. Our future success will depend on our ability to do the following:

         - both license and internally develop leading technologies useful in our business;

         -        enhance our existing services;

         - develop new services and technology that address the increasingly sophisticated and varied needs of our prospective customers; and

         - respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

    To develop our Web site and other proprietary technology entails significant technical and business risks. We may use new technologies ineffectively or we may fail to adapt our Web site, proprietary technology and transaction processing systems to customer requirements or emerging industry standards. If we face material delays in introducing new services, products and enhancements then our customers may forego the use of our services and use those of our competitors.

YEAR 2000 RISK MAY ADVERSELY AFFECT OUR COMPANY

    Many existing computer programs use only two digits to identify a year. These programs were designed and developed without addressing the impact of the upcoming change in the century. If not corrected, many computer software applications could fail or create erroneous results by, at or beyond the Year 2000. We have assessed our proprietary software and our internally developed systems which permit the sale, order, processing and delivery of off-the-shelf software to our customers to determine Year 2000 compliance. We have searched through software code for each of these applications and believe that we have identified all instances where date specific information is required. We have further investigated whether these date fields contain two or four digits. Based on our review and the results of limited testing, we believe our other proprietary software and internally developed systems are Year 2000 compliant.

    In addition to our proprietary software and internally developed systems, we utilize software, computer technology and other services internally developed and provided by third-party vendors that may fail due to the Year 2000 phenomenon. For example, we are dependent on the institutions involved in processing our members' credit card payments for Internet services. We are also dependent on telecommunications vendors and leased point-of-purchase vendors to maintain network reliability.

    Our software applications run on several hardware platforms and associated operating systems, primarily those provided by Sun Microsystems. In addition, our software operates in accordance with several external Internet protocols, such as HTTP and NNTP. Our software is therefore dependent upon the correct processing of dates by these systems and protocols. We have reviewed information made publicly available by Sun Microsystems and our other hardware platform providers regarding Year 2000 compliance and researched the date handling capabilities of applicable Internet protocols. Based on this research, we do not believe that the underlying systems and protocols that operate in conjunction with our software applications contain material Year 2000 deficiencies. However, we have not conducted our own tests to determine to what extent our software running on any of our hardware platforms and in accordance with any of our supported Internet protocols fails to properly recognize Year 2000 dates.

    We use multiple software systems for our internal business purposes, including accounting, e-mail, development, human resources, customer service and support, and sales tracking systems. All of these applications have been purchased within the preceding 12 months. We have made inquiries of vendors of the systems that we believe are mission critical to our business regarding their Year 2000 readiness. Each of these vendors has indicated to us that it believes its applications are Year 2000 compliant. However, we have not received affirmative documentation in this regard from any of these vendors and we have not performed any operational tests on their internal systems. We anticipate that our systems, including components thereof provided by third-party vendors, will be Year 2000 compliant by the Year 2000.

    However, our software applications and the underlying hardware systems and protocols running the software may contain undetected errors or defects associated with Year 2000 date functions. Our software applications directly and indirectly interact with a large number of other hardware and software systems. We are unable to predict to what extent our business may be affected if our software or the systems that operate in conjunction with our software experience a material Year 2000 failure. Known or unknown errors or defects that affect the operation of our software could result in delay or loss of revenue, interruption of shopping services, cancellation of customer contracts, interference with digital download, diversion of development resources, damage to our reputation, costs, and litigation costs, any of which could adversely affect our business, financial condition and results of operation. Further, the spending and purchasing patterns of customers or potential customers may be affected by the Year 2000 issue as individuals, corporation and government agencies expend significant resources to correct or update their current system for Year 2000 compliance or delay purchases of new software until after the Year 2000. At this time, the expenses associated with our assessment and potential remediation plan cannot be determined. Further, at this time, we do not have enough information to determine the most reasonably likely worst case scenario. Therefore, we do not have a contingency plan in place to handle the most reasonably likely worst case scenarios, and we do not intend to create one.

WE MAY NOT SUCCESSFULLY PROTECT OUR PROPRIETARY RIGHTS

    We regard our copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property as critical to our success. To protect our proprietary rights, we rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others. We pursue the registration of our trademarks and service marks in the U.S., and have applied for the registration of our trademarks and service marks. We applied for Federal registration of the service marks "BEYOND.COM" on July 10, 1998, and "BEYOND DOT COM" on July 14, 1998, although we cannot be certain that federal registration of these service marks or any other service mark will issue. In addition, effective trademark, service mark, copyright and trade secret protection may be unavailable in every country in which our products and services are available online.

    We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to third parties. While we attempt to ensure that these licensees maintain the quality of our brand, the licensees could take actions that materially harm the value of our proprietary rights or reputation. Furthermore, the steps we take to protect our proprietary rights may be inadequate or third parties might infringe or misappropriate our trade secrets, copyrights, trademarks, trade dress and similar proprietary rights. In addition, others could independently develop substantially equivalent intellectual property. We may have to litigate in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and the diversion of our management and technical resources which could harm our business.

INTELLECTUAL PROPERTY CLAIMS AGAINST US CAN BE COSTLY AND RESULT IN THE LOSS OF SIGNIFICANT RIGHTS

    Other parties may assert infringement or unfair competition claims against us. In the past, other parties have sent us notice of claims of infringement of proprietary rights, and we expect to receive other notices in the future. We cannot predict whether others will assert claims of infringement against us, or whether any past or future assertions or prosecutions will adversely affect our business. If we are forced to defend against any such claims, whether they are with or without merit or are determined in our favor, then we may face wasted time, costly litigation, diversion of technical and management personnel, or product shipment delays. As a result of such a dispute, we may have to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. If there is a successful claim of product infringement against us and we are unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, it could adversely affect our business.

WE MAY BECOME SUBJECT TO ADDITIONAL GOVERNMENT REGULATION

    Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. The most recent session of the U.S. Congress resulted in Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material. The European Union recently enacted its own privacy regulations. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel, contracts and taxation apply to the Internet. In addition, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. The adoption or modification of laws or regulations relating to the Internet could adversely affect our business.

WE MAY BE LIABLE FOR INTERNET CONTENT

    We believe that our future success will depend in part upon our ability to deliver original and compelling descriptive content about the software products we sell on the Internet. As a publisher of online content, we face potential liability for defamation, negligence, copyright, patent or trademark infringement, or other claims based on the nature and content of materials that we publish or distribute. In the past, plaintiffs have brought such claims and sometimes successfully litigated them against online services. In addition, in the event that we implement a greater level of interconnectivity on our Web site, we will not and cannot practically screen all of the content our users generate or access, which could expose us to liability with respect to such content. Although we carry general liability insurance, our insurance may not cover claims of these types or may be inadequate to indemnify us for all liability that may be imposed on us. If we face liability, particularly liability that is not covered by our insurance or is in excess of our insurance coverage, then our reputation and our business may suffer.

WE MAY BE SUBJECT TO SALES AND OTHER TAXES

    We do not currently collect sales or other similar taxes for physical shipments of goods into states other than California, Virginia, Massachusetts and the District of Columbia. We do not currently collect sales or other similar taxes for digital download of goods into states other than the District of Columbia. However, one or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us and other out of state companies which engage in online commerce. In addition, any new operations in states outside California and the District of Columbia, including operations assumed in connection with the proposed BuyDirect.com merger, could subject our shipments into such states to state sales taxes under current or future laws. If one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of our merchandise, it could adversely affect our business.

MANAGEMENT AND CERTAIN STOCKHOLDERS CAN EXERCISE SIGNIFICANT INFLUENCE OVER BEYOND.COM

    As of March 12, 1999, based upon 27,423,763 shares outstanding as of December 31, 1998, our current directors and executive officers and their respective affiliates beneficially own in the aggregate approximately 46.3% of our outstanding common stock immediately prior to the offering of shares filed for registration with the Commission on March 17, 1999 and amended on March 23, 1999, and 39.4% of our outstanding common stock upon completion of the offering. In particular, William S. McKiernan, the Chairman of our Board of Directors, beneficially holds approximately 32.8% of our outstanding common stock immediately prior to the offering and 27.8% of our outstanding common stock upon completion of the offering. Therefore, if these stockholders act together, they will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying, preventing or deterring a change in our control which could adversely affect the market price of our common stock.

FUTURE PUBLIC SALES OF OUR COMMON STOCK COULD ADVERSELY AFFECT OUR STOCK PRICE MAY DEPRESS OUR STOCK PRICE

    If our stockholders sell substantial amounts of our common stock in the public market following the registration and offering of shares related to the Form S-1 filed with the Commission on March 17, 1999, the market price of our common stock could fall. Such sales might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Upon completion of the offering, we will have outstanding 30,496,035 shares of common stock based upon 27,424,763 shares outstanding as of December 31, 1998 as adjusted to include 71,272 shares of our common stock issued upon exercise of options subsequent to December 31, 1998 and the 3,000,000 shares of our common stock to be issued in connection with the completion of the offering. Of these shares, the 4,000,000 shares sold in the offering, together with the 5,750,000 shares sold in our initial public offering and 121,852 shares registered on our shelf registration statement filed on January 21, 1999, as amended on March 23, 1999, will be freely tradeable upon the effective date of such registration statement.

    The remaining 20,376,652 shares of our common stock are eligible for sale in the public market as follows:

          NUMBER OF SHARES      DATE
              6,213,523         At the date of this prospectus.
             14,163,129         90 Days after the date of this
                                prospectus

    The table excludes 5,423,027 shares of our common stock issuable upon exercise of options held by our employees as of December 31, 1998 which shares will be freely tradable upon exercise of such options.

    In addition, we filed a shelf-registration statement on January 21, 1999, as amended on March 23, 1999, to register the 3,696,276 shares of our common stock, which primarily included hares of our common stock issuable upon conversion of our 7-1/4% Convertible Subordinated Notes, and 358,423 shares of our common stock issuable. Upon the effective date of such shelf-registration statement, all such shares of our common stock together registered on the shelf-registration statement will be freely tradable without restriction.

    Furthermore, if the BuyDirect.com merger is completed, the holders of 5,103,449 shares of our common stock, subject to adjustment, issued in connection with the merger, if completed, will have the right to require us to file a registration statement prior to July 16, 1999, with respect to such shares. In addition to such shares related to the BuyDirect.com proposed merger, we have undertaken to include on such registration statement, or, in the event the proposed BuyDirect.com merger is not completed, on another registration statement to be filed on or about July 16, 1999, 15,504,631 shares of our common stock previously issued in connection with private financings prior to our initial public offering.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH GLOBAL EXPANSION

    Although we sell software to customers outside the United States, we have no overseas fulfillment or distribution facility or arrangement. We also have no Web site content localized for foreign markets. Therefore, we may be unable to expand our global presence effectively. In addition, international operations are subject to inherent risks, including:

         -        regulatory requirements;

         -        export restrictions;

         -        tariffs and other trade barriers;

         -        difficulties in protecting intellectual property rights;

         -        longer payment cycles;

         -        problems in collecting accounts receivable;

         -        political instability; and

         -        fluctuations in currency exchange rates.

    In addition, the United States imposes export restrictions on certain software because of its encryption technology and we may face liability if we violate these restrictions.

WE MAY BE SUBJECT TO RISKS RELATED TO THE INTRODUCTION OF THE EURO CURRENCY

    In January 1999, the new "Euro" currency was introduced in certain European countries that are part of the European Monetary Union ("EMU"). During 2002, all EMU countries are expected to completely replace their national currencies with the Euro. A significant amount of uncertainty exists as to the effect the Euro will have on the marketplace generally and, additionally, all of the final rules and regulations have not yet been defined and finalized by the European Commission with regard to the Euro currency. We list the prices for our products, accounts, and invoices for sales and collect payments in U.S. dollars, even for sales outside the U.S. We currently utilize third-party vendor equipment and software products that may or may not be EMU compliant. Although we are currently taking steps to address the impact, if any, of EMU compliance for such third-party products, the failure of any critical component to operate properly during and after the Euro conversion process may have an adverse effect on our business or results of operations or require us to incur expenses to remedy such problems.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to the impact of interest rate changes, foreign currency fluctuations, and change in the market values of our investments.

INTEREST RATE RISK. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates. We may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates.

FOREIGN CURRENCY RISK. To date we have not experienced risks associated with foreign currencies as a result of our operations. However, we intend to expand internationally and will be exposed to risks associated with fluctuations in foreign currencies at such time.

INVESTMENT RISK. To date, we have not invested in equity instruments of companies.


ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                         COMBINED FINANCIAL INFORMATION

                                                                                          PAGE
                                      BEYOND.COM CORPORATION
Report of Ernst & Young LLP, Independent Auditors........................................  F-1
Consolidated Balance Sheets..............................................................  F-2
Consolidated Statements of Operations and Comprehensive Loss.............................  F-3
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders'
  Equity (Net Capital Deficiency)........................................................  F-4
Consolidated Statements of Cash Flows....................................................  F-5
Notes to Consolidated Financial Statements...............................................  F-6

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Beyond.com Corporation

    We have audited the accompanying consolidated balance sheets of Beyond.com Corporation as of December 31, 1997 and 1998, and the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beyond.com Corporation at December 31, 1997 and 1998, and the consolidated results of its operations and comprehensive loss and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.
                                          ERNST & YOUNG LLP

San Jose, California
January 11, 1999

                             BEYOND.COM CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                       DECEMBER 31,
                                                                     1997        1998
Current assets:
Cash and cash equivalents.....................................     $  2,571   $  81,548
Accounts receivable, net of allowances of $275 and $878 at
  December 31, 1997 and 1998..................................        1,181       8,785
Note receivable from a director...............................           --         270
Prepaid expenses and other current assets.....................          516       6,201
Cost of deferred revenue......................................        4,938       5,255
                                                                   --------   ---------
          Total current assets................................        9,206     102,059
Property and equipment, net...................................          380       3,150
Other noncurrent assets.......................................          --        4,695
                                                                   --------   ---------
          Total assets........................................     $  9,586   $ 109,904
                                                                   ========   =========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                               (NET CAPITAL DEFICIENCY)
Current liabilities:
  Accounts payable............................................     $  2,256   $  14,443
  Other accrued liabilities...................................          270       1,744
  Current obligations under capital leases....................           18          --
  Deferred revenue............................................        5,569       5,744
                                                                   --------   ---------
          Total current liabilities...........................        8,113      21,931
Note payable to a shareholder and director....................           60          --
Noncurrent obligations under capital leases...................           39          --
Convertible notes payable.....................................           --      63,250
Commitments and contingencies
Redeemable convertible preferred stock, no par value, issuable in series:
  Authorized shares -- 10,000,000 in 1997
  Issued and outstanding shares -- 7,022,558 in 1997..........       12,565          --
Stockholders' equity (net capital deficiency)
  Preferred stock, no par value: Authorized shares --                    --          --
  15,000,000 in 1998..........................................
  Common stock, no par value: Authorized shares --
  30,000,000 in 1997 and 50,000,000 in 1998
  Issued and outstanding shares -- 9,070,000 in 1997 and
  27,424,763 in 1998......................................               47      69,311
Deferred compensation.........................................          --       (2,226)
Accumulated deficit...........................................      (11,238)    (42,362)
                                                                   --------   ---------
          Total stockholders' equity (net capital deficiency).      (11,191)     24,723
                                                                   --------   ---------
          Total liabilities and stockholders' equity (net
          capital deficiency).................................     $  9,586   $ 109,904
                                                                   ========   =========

                             See accompanying notes.

                             BEYOND.COM CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   YEARS ENDED DECEMBER 31,
                                                                                1996        1997         1998
                                                                               -------     -------     ---------
                  Net revenues...........................................      $ 5,858     $16,806     $  36,650
                  Cost of revenues.......................................        5,137      14,873        31,074
                                                                               -------     -------     ---------
                  Gross profit...........................................          721       1,933         5,576
                  Operating expenses:
                    Research and development.............................          431       1,060         4,201
                    Sales and marketing..................................          704       1,696        27,568
                    General and administrative...........................          450       1,087         4,943
                                                                               -------     -------     ---------
                            Total operating expenses.....................        1,585       3,843        36,712
                                                                               -------     -------     ---------
                  Loss from operations...................................         (864)     (1,910)      (31,136)
                  Interest and other income..............................           96         173         1,356
                  Interest expense.......................................          (11)         (6)       (1,293)
                                                                               -------     -------     ---------
                  Loss from continuing operations........................         (779)     (1,743)      (31,073)
                  Loss from discontinued operations......................         (736)     (3,616)          --
                                                                               -------     -------     --------
                  Net loss and comprehensive net loss....................       (1,515)     (5,359)      (31,073)
                  Accretion of premium on redemption of redeemable
                    convertible  preferred stock in excess of purchase
                    price................................................         (101)       (101)          (51)
                                                                               -------     -------     ---------
                  Net loss applicable to common stockholders.............      $(1,616)    $(5,460)    $ (31,124)
                                                                               =======     =======     =========
                  Basic and diluted net loss per share from continuing
                    operations...........................................      $  (0.10)   $  (0.21)   $   (1.65)
                  Basic and diluted net loss per share from discontinued
                    operations...........................................         (0.08)      (0.40)         --
                                                                               --------    --------    --------
                  Basic and diluted net loss per share...................      $  (0.18)   $  (0.61)   $   (1.65)
                                                                               ========    ========    =========
                  Weighted average shares of common stock outstanding used
                    in computing basic and diluted net loss per share....        9,000       9,000        18,900
                                                                               =======     =======     =========

                  Pro forma basic and diluted net loss per share from
                    continuing operations................................                  $  (0.10)   $   (1.28)

                  Pro forma basic and diluted net loss per share from
                    discontinued operations..............................                     (0.20)         --
                                                                                           --------    --------
                  Pro forma basic and diluted net loss per share.........                  $  (0.30)   $   (1.28)
                                                                                           ========    =========
                  Shares used in computing pro forma basic and diluted net
                    loss per share.......................................                    17,828       24,276
                                                                                           =========   =========

                             See accompanying notes.

                             BEYOND.COM CORPORATION

        CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
                AND STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                           STOCKHOLDERS' EQUITY (NET CAPITAL DEFICIENCY)
                                                                 ----------------------------------------------------------------
                                            REDEEMABLE                                                                  TOTAL
                                            CONVERTIBLE                                                              STOCKHOLDERS
                                          PREFERRED STOCK             COMMON STOCK                                      EQUITY
                                      -----------------------    -----------------------    DEFERRED    ACCUMULATED  (NET CAPITAL
                                       SHARES        AMOUNT        SHARES       AMOUNT    COMPENSATION     DEFICIT     DEFICIENCY)
                                      ---------    ----------    ----------   ----------   ----------    ----------    ----------
Balance at December 31, 1995  ....    1,437,500    $      651     9,000,000   $       45   $             $     (838)   $     (793)
Issuance of Series A redeemable
  convertible preferred stock
  at $0.91 per share   ...........      164,835           150            --           --           --            --            --
Issuance of Series A redeemable
  convertible preferred stock
  at $0.91 per share for the
  conversion of notes payable
  and accrued interest and for
  services received ..............      383,185           349            --           --           --            --            --
Issuance of Series B redeemable
  convertible preferred stock
  at $2.70 per share, net ........    2,037,038         5,144            --           --           --            --            --

Accretion of premium on
  redemption of redeemable
  convertible preferred stock
  in excess of purchase price ....           --           101            --           --           --          (101)         (101)

Net loss .........................           --            --            --           --           --        (1,515)       (1,515)
                                  -   ---------    ----------    ----------   ----------   ----------    ----------    ----------
Balance at December 31, 1996  ....    4,022,558         6,395     9,000,000           45                     (2,454)       (2,409)
Issuance of Series C redeemable
  convertible preferred stock
  at $2.04 per share, net ........    3,000,000         6,069            --           --           --            --            --

Issuance of common stock upon
  exercise of options under
  employee stock option plan .....           --            --        70,000            2           --            --             2
Accretion of premium on
  redemption of redeemable
  convertible preferred stock
  in excess of purchase price.....           --           101            --           --           --          (101)         (101)

Spin-off of CyberSource to
  stockholders on December 31,
  1997 ...........................           --            --            --           --           --        (3,324)       (3,324)
Net loss .........................           --            --            --           --           --        (5,359)       (5,359)
                                  -   ---------    ----------    ----------   ----------   ----------    ----------    ----------
Balance at December 31, 1997  ....    7,022,558        12,565     9,070,000           47           --       (11,238)      (11,191)
Issuance of common stock upon
  exercise of options under
  employee stock option plan .....           --            --       166,852           28           --            --            28
Issuance of Series D redeemable
  convertible preferred stock
  at $2.60 per share, net.........    1,153,846         2,924            --           --           --            --            --

Accretion of premium on
  redemption of redeemable
  convertible preferred stock
  in excess of purchase price.....           --            51            --           --           --           (51)          (51)

Conversion of redeemable
  convertible preferred stock to
  common stock upon the initial
  public offering ................   (8,176,404)      (15,540)   12,198,962       15,540           --            --        15,540

Issuance of warrant to AOL .......           --            --            --        1,075           --            --         1,075
Shares issued upon the initial
  public offering, net ...........           --            --     5,750,000       46,830           --            --        46,830
Shares issued in a private
  placement ......................           --            --       238,949        2,000                         --         2,000
Deferred compensation resulting
  from the grant of options ......           --            --            --        3,791       (3,791)           --            --
Amortization of deferred
  compensation ...................           --            --            --           --        1,565            --         1,565
Net loss and comprehensive net
  loss ...........................           --            --            --           --           --       (31,073)      (31,073)
                                      ---------    ----------    ----------   ----------   ----------    ----------    ----------
Balance at December 31, 1998  ....           --    $       --    27,424,763   $   69,311   $   (2,226)   $  (42,362)   $   24,723
                                      =========    ==========    ==========   ==========   ==========    ==========    ==========

                             See accompanying notes.

                             BEYOND.COM CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    YEARS ENDED DECEMBER 31,
                                                                 1996         1997          1998
                                                              -----------  -----------   --------
OPERATING ACTIVITIES
Net loss..................................................      $(1,515)     $(5,359)     $ (31,073)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization...........................           19           79          6,613
  Amortization of deferred compensation and other.........           49          --           1,565
  Amortization of debt issuance costs.....................          --           --             113
  Net loss of discontinued operations.....................          736        3,616            --
Changes in assets and liabilities:
  Accounts receivable.....................................         (202)        (750)        (7,604)
  Prepaid expenses and other current assets...............          (50)        (440)       (11,490)
  Cost of deferred revenue................................         (819)      (4,120)          (317)
  Other noncurrent assets.................................          --           --          (1,068)
  Accounts payable........................................          345        1,720         12,187
  Other accrued liabilities...............................          (28)         172          1,474
  Deferred revenue........................................          967        4,602            175
  Cash provided by (used for) discontinued operations.....           (6)         181            --
                                                                -------      -------      --------
Net cash used in operating activities.....................         (504)        (299)       (29,425)
INVESTING ACTIVITIES
Purchases of property and equipment.......................          (16)        (333)        (3,280)
Issuance of note receivable to director...................          --           --            (270)
Cash used for discontinued operations.....................       (1,292)      (4,611)           --
                                                              ----------   ----------    ---------
Net cash used in investing activities.....................       (1,308)      (4,944)        (3,550)
FINANCING ACTIVITIES
Proceeds from issuance of convertible notes payable.......          --           --          63,250
Payments for debt issuance costs..........................          --           --          (2,963)
Repayment of note payable to related party................          --           (45)           (60)
Repayment of capital leases obligations...................          --            (3)           (57)
Proceeds from sale of redeemable convertible preferred
  stock, net..............................................        5,294        6,069          2,924
Proceeds from sale of common stock, net...................          --           --          48,830
Proceeds from exercise of stock options...................          --             2             28
Cash used for discontinued operations.....................          --        (1,946)           --
                                                                -------      -------      --------
Net cash provided by financing activities.................        5,294        4,077        111,952
                                                                -------      -------      ---------
Net increase (decrease) in cash and cash equivalents......        3,482       (1,166)        78,977
Cash and cash equivalents at beginning of period..........          255        3,737          2,571
                                                                -------      -------      ---------
Cash and cash equivalents at end of period................      $ 3,737      $ 2,571      $  81,548
                                                                =======      =======      =========
SUPPLEMENTAL SCHEDULES OF CASH FLOW INFORMATION
Interest paid.............................................      $   --       $     6      $
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
Issuance of Series A redeemable convertible preferred stock
  upon conversion of notes payable........................      $   300      $   --       $     --
Issuance of Warrant to AOL................................      $   --       $   --       $   1,075
Deferred compensation related to stock option grants......      $   --       $   --       $   3,791
Issuance of common stock upon conversion of preferred stock     $   --       $   --       $  15,540

                             See accompanying notes.

                             BEYOND.COM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Beyond.com Corporation (the "Company") was incorporated in the state of California as CyberSource Corporation on August 12, 1994. In April 1998, the Company changed its name to software.net Corporation. In June 1998, the Company reincorporated in Delaware as software.net Corporation. In December 1998, the Company changed its name to Beyond.com. The Company is engaged in the resale of commercial off-the-shelf software ("Software") via the Internet. On December 31, 1997, the Company distributed capital stock of its wholly owned subsidiary, CyberSource Corporation ("CyberSource"), in the form of a dividend to all existing stockholders of the Company. The accompanying consolidated financial statements have been prepared to reflect CyberSource as a discontinued operation (see Note 2).

Use of Estimates in the Preparation of Financial Statements

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

Revenue Recognition

    The Company's revenues are primarily derived from sales of Software to customers using credit cards, to corporate customers that are invoiced directly under credit terms, to various U.S. government agencies pursuant to contractual arrangements and, to a lesser extent, amounts received from Software publishers for advertising and promotion. Revenue from the sale of Software, net of estimated returns, is recognized upon either shipment of the physical product or delivery of electronic product, at which time, collectibility is probable and the Company has no remaining obligations. Revenue from the sale of Software under contracts with the U.S. government require continuing service, support and performance by the Company, and accordingly, the related revenues and costs are deferred and recognized over the period the service, support and performance are provided. Revenues derived from Software publishers for advertising and promotion are recognized as the services are provided. Costs of deferred revenue relate to Software licenses purchased from Software publishers for sales to U.S. government agencies.

    In May 1997, the Financial Accounting Standards Board approved the American Institute of Certified Public Accountants Statement of Position, "Software Revenue Recognition" (SOP 97-2). SOP 97-2 provides revised and expanded guidance on software revenue recognition and applies to all entities that earn revenue from licensing, selling, or otherwise marketing computer software. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The application of SOP 97-2 has not had a material impact on the Company's results of operations.

    During fiscal 1998, the Financial Accounting Standard Board approved the American Institute of Certified Public Accountants Statements of Position, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" (SOP 98-4) and "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions" (SOP 98-9) which provide revised and expanded guidance with respect to vendor specific objective evidence as defined by SOP 97-2. SOP 98-4 and SOP 98-9 are effective for transactions entered into after March 31, 1998 and fiscal years beginning after March 15, 1999, respectively. The application of SOP 98-4 and SOP 98-9 has not had a material impact on the Company's results of operations.

Research and Development

    Research and development expenditures are generally charged to operations as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. In the Company's case, capitalization would begin upon completion of a working model as the Company does not prepare detailed program designs as part of the development process. Through December 31, 1998, there were no significant capitalizable software development costs incurred and, as a result, all such costs have been expensed as incurred.

Advertising Expense

    The costs of advertising are recorded as an expense when incurred or upon the first showing of the advertisement. Advertising costs for the years ended December 31, 1996, 1997, and 1998 were approximately $98,000, $178,000, and
$8,500,000, respectively. Amounts capitalized for future advertising were none and $515,000, at December 31, 1997 and 1998, respectively.

Cash and Cash Equivalents

    The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents. As of December 31, 1997 and 1998, cash equivalents consist primarily of investments in money market accounts and cost approximates fair market value. The Company places its cash and cash equivalents in high-quality U.S. financial institutions and, to date, has not experienced losses on any of its investments.

Concentration of Credit Risk and Other Risks

    Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivables. The Company operates in one business segment and sells Software and advertising primarily in the United States to consumers, various companies across several industries and certain U.S. government agencies. The Company generally does not require collateral. The Company maintains allowances for credit losses and customer returns, and such losses have been within management's expectations. For each of the years ended December 31, 1997 and 1998, U.S. government agencies, principally the Defense Logistics Agency, accounted for 33% and 29% of revenues, respectively. There were no government customers accounting for greater than 10% of revenues in 1996. As of December 31, 1998, 65% and 12% of accounts receivable was comprised of sales to U.S. government agencies and one corporate customer, respectively.

    The Company's contracts with the U.S. government are subject to annual review and renewal by the applicable government entity, and may be terminated, without cause, at any time.

    The Company's success depends in large part on digital downloading as a method of selling Software over the Internet. If digital downloading does not achieve widespread market acceptance, the Company's results of operations will be materially adversely affected. In addition, there can be no assurance that the Company will overcome the substantial existing and future technical challenges associated with digital downloading reliably and consistently on a long-term basis.

Property and Equipment

    Property and equipment are stated at cost and are depreciated on a straight-line basis over estimated useful lives of three years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives. Property and equipment consist of the following (in thousands):

                                                         DECEMBER 31,
                                                         ------------
                                                        1997      1998
                                                       -----    ------
Computer equipment and software..................      $ 257    $2,450
Furniture and fixtures...........................        122     1,010
Office equipment.................................         70        77
Leasehold improvements...........................         29       221
                                                       -----    ------
                                                         478     3,758
Less accumulated depreciation and amortization...        (98)     (608)
                                                       -----    ------
                                                       $ 380    $3,150
                                                       =====    ======

Accounting for Stock-Based Compensation

    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25), and related interpretations in accounting for its employee stock options because, as discussed in Note 8, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. See pro forma disclosures of applying FAS 123 included in
Note 8.

Net Loss Per Share and Pro forma Net Loss Per Share

    Net loss per share is presented under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for all periods have been presented to conform to FAS 128 requirements. Potentially dilutive securities have been excluded from the computation as their effect is antidilutive.

    Pro forma net loss per share has been computed as described above and also gives effect, under Securities and Exchange Commission guidance, to the conversion of redeemable convertible preferred shares not included above that automatically converted upon completion of the Company's initial offering (using the if-converted method).

    Pro forma basic and diluted net loss per share is as follows (in thousands, except per share amounts):

                                                                        YEAR ENDED
                                                                        DECEMBER 31
                                                                   --------------------
                                                                    1997        1998
                                                                   --------   ---------
Net loss.....................................................      $(5,359)   $(31,073)
                                                                   =======    ========
Shares used in computing basic and diluted net loss per share        9,000      18,900
Adjustments to reflect the effect of the assumed conversion of redeemable convertible preferred stock from the date of
  issuance through the date of the initial public offering in
  1998.......................................................        8,828       5,376
Weighted average shares used in computing pro forma basic and
  diluted net loss per share.................................       17,828      24,276
                                                                   =======    ========
Pro forma basic and diluted net loss per share...............      $  (0.30)  $   (1.28)
                                                                   ========   =========

    If the Company had reported net income, diluted earnings per share would have included the shares used in the computation of pro forma net loss per share as well as an additional approximately 1,577,000, 1,879,000, and 2,965,000 common equivalent shares related to the outstanding options and warrants (determined using the treasury stock method) for the years ended December 31, 1996, 1997 and 1998, respectively, and an additional 3,449,000 shares in 1998 related to the convertible notes payable not included above (using the "if converted" method).

Income Taxes

    Income taxes are calculated under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). Under FAS 109, the liability method is used in accounting for income taxes, which includes the effects of temporary differences between financial and taxable amounts of assets and liabilities.

Segment Information

    The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131) in the fiscal year ended December 31, 1998. FAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. FAS 131 also establishes standards for related disclosures about products and services, and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief decision maker, as defined under FAS 131, is the Chief Executive Officer. To date, the Company has viewed the Company's operations as principally one segment, Software sales. Additionally, the Company derives an immaterial amount of revenue from non-domestic sources. As a result, the financial information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment.

Internally Used Software

    In March 1998, the Financial Accounting Standards Board approved American Institute of Certified Public Accountants Statement of Position, "Accounting for Computer Software Developed For or Obtained For Internal-Use" (SOP 98-1). SOP 98-1 provides revised guidance for the accounting treatment for software which is internally developed, acquired, or modified solely to meet the entity's internal needs. SOP 98-1 applies to all non-governmental entities and is effective for all activities in fiscal years beginning after December 15, 1998. The Company does not expect SOP 98-1 to have a material effect on its financial statements or results of operations.

2. DISCONTINUED OPERATIONS

    On December 31, 1997, the Company and its stockholders approved a transfer of assets and liabilities to its wholly owned subsidiary, CyberSource, and the distribution of CyberSource capital stock, (the "Spin-off"), in the form of a dividend to the Company's existing stockholders, on a pro rata basis such that the stockholders of CyberSource were the same as the stockholders of the Company at the time of the distribution. Revenues of CyberSource were $170,000 and $1,128,000 for the years ended December 31, 1996 and 1997, respectively. The results of operation of the discontinued business have been presented as a loss from discontinued operations.

    The components of net assets at the time of the Spin-off on December 31, 1997 are summarized as follows (in thousands):

Assets:
  Cash and cash equivalents..................    $ 2,000
  Accounts receivable........................        606
  Prepaid expenses and other assets..........        118
  Property and equipment.....................      1,152

Less liabilities:
  Accounts payable and accrued liabilities...        397
  Deferred revenue and other.................        155
                                                 -------
Net assets...................................    $ 3,324
                                                 =======

3. MARKETING AGREEMENTS

    During 1997 and 1998, the Company entered into marketing agreements with America Online, Inc. ("AOL"), Excite, Inc. ("Excite"), Netscape Communications Corporation ("Netscape") and Network Associates, Inc. ("Network Associates").

    The AOL Agreement is for a term of 42 months beginning March 1998, unless earlier terminated, and provides for a marketing relationship between AOL and the Company. Pursuant to this agreement, the Company will be the exclusive provider of electronically delivered Software on certain screens on the AOL Service and aol.com to AOL customers through links to the Company's Web site from various AOL Web pages. During the term, AOL is obligated to deliver a cumulative number of Impressions (as defined in the agreement), with various cumulative targets throughout the duration of the agreement term. If AOL does not provide certain cumulative targeted Impressions, AOL will be required to refund a portion of the fees paid by the Company under this agreement (or under some circumstances, as outlined in this agreement, AOL will have the option to extend the term and deliver the Impressions by the end of that extended term). Upon conclusion of the initial 42 month term, AOL will have the right to renew the agreement for two successive one-year terms.

    The Excite agreement is for a term of 36 months beginning April 1998 pursuant to which the Company will be the exclusive Software reseller on certain screens within certain channels of Excite's Web site.

    The Netscape agreement is for a term of 24 months beginning August 1997, pursuant to which the Company created and manages an online Software store accessible through Netscape's Internet site.

    The Company has entered into various contracts with Network Associates in 1997 and 1998. In September 1997, the Company and Network Associates entered into an agreement whereby the Company agreed to electronically distribute Network Associates products. In September 1998, the Company and Network Associates entered into agreements whereby the Company agreed to co-host certain Web Sites with Network Associates and whereby the Company agreed to operate and manage certain aspects of Network Associates' Web Site. Pursuant to these agreements, the Company and Network Associates have developed an interdependent relationship whereby the Company resells Network Associates' products. Furthermore, the Company has significant fixed financial obligations to Network Associates under the Co-Hosting Agreement based on certain exclusivity rights.

    These marketing agreements provide for payments totaling $8,963,000 in 1999, $10,213,000 in 2000 and $1,163,000 in 2001. During 1998, the Company made payments totaling $10,613,000 under these agreements.

    Under these agreements, once the Company has generated a certain cumulative net gross margin from Software sales, the Company will pay specified percentages of the gross transaction margins from all subsequent software sales transactions and a percentage of certain advertising revenues. As of December 31, 1998, none of these net gross margin targets have been achieved.

    The amounts paid under the AOL, Netscape and Network Associates agreements are being amortized to sales and marketing expenses on a straight-line basis over the period from the launch dates to the termination dates of the services. The periods of amortization are March 1998 to August 2001; August 1997 to July 1999; and September 1998 to August 2001 for AOL, Netscape and Network Associates, respectively. The amounts paid under the Excite agreement are being expensed to sales and marketing expenses as the payments become due over the contract term beginning from the launch date of the services. The period of amortization for this agreement is April 1998 to March 2001. The Company has expensed $104,000 and $6,700,000 related to these agreements in 1997 and 1998, respectively. Total amounts capitalized under these agreements at December 31, 1997 and 1998 were none and $4,100,000, respectively.

    The Company also entered into a Common Stock and Warrants Subscription Agreement, which provided for the sale of $2,000,000 of common stock to AOL immediately prior to the closing of an initial public offering ("IPO") at the price paid by the Underwriters in the IPO. At the completion of the IPO and the purchase by AOL of the $2,000,000 of common stock, the Company issued a common stock warrant (the "IPO Warrant"). The IPO Warrant vests in increments of 1/36 per month commencing March 1, 1998. The IPO Warrant was issued for the purchase of 358,423 shares of common stock at an exercise price per share of $8.37 and such shares are non-forfeitable.

    The Company has determined the fair value of the IPO Warrant at the time of issuance to be approximately $1,075,000 in total and recorded this amount as additional purchase price for the marketing rights under the marketing agreement. The value of the warrant is being amortized on a consistent basis with the marketing rights as described above. The Company amortized $298,000 of the IPO Warrant value to sales and marketing expense in 1998.

4. BORROWINGS

    In September 1995, the Company issued notes payable of $300,000. In February 1996, the $300,000 of principal and $11,000 of accrued interest were converted into 341,426 shares of Series A preferred stock at a price of $0.91 per share.

    The Company entered into a credit agreement (the "Credit Agreement") with Deutsche Bank AG ("Deutsche Bank") in May 1998. Pursuant to the Credit Agreement, on May 21, 1998, Deutsche Bank issued a standby letter of credit to the Company in the amount of approximately $600,000 (the "Credit Facility") and loaned the Company approximately an additional $4,200,000 (the "Loan"). The Loan bore interest at a rate equal to the higher of (i) the daily Federal Funds Rate plus 0.5% per annum or (ii) Deutsche Bank daily prime lending rate ("Base Rate"), plus 3.0%, per annum. The Company was also required to pay a standby letter of credit fee equal to a percentage of the face amount of the Credit Facility equal to the Base Rate plus 3% less the LIBOR rate for a three-month loan. In conjunction with the Credit Agreement, the Company also paid Deutsche Bank an upfront fee of $120,000 and credit line fees equal to 7.5% totaling $18,000. All amounts borrowed under this agreement were paid by the Company on November 16, 1998.

5. CONVERTIBLE NOTES PAYABLE

    In November and December 1998, the Company issued unsecured convertible subordinated notes payable with an aggregate principal amount of $63,250,000. The notes bear an annual interest rate of 7.25% and mature on December 1, 2003. Interest on the notes is payable semi-annually commencing on June 1, 1999. The notes are convertible into common stock at the option of the holder at any time prior to December 2, 2003 at the conversion price of $18.34 per share. As of December 31, 1998, the difference between the carrying value and the fair value of the notes payable was immaterial based upon the minimal change in interest rates from the dates of issuance to fiscal year end. There are no financial covenants associated with the notes payable.

    At any time on or after December 6, 2001 the notes will be redeemable at the option of the Company at the specified redemption price equal to a percentage of the principal amount, plus accrued interest. The Company shall redeem such notes at a price equal to 101.813% of the principal on or before November 30, 2002. Subsequent to this date the notes shall be redeemed at a price equal to 100% of the principal amount of the notes.

6. OPERATING LEASE COMMITMENTS

    The Company leases or subleases facilities and certain equipment under noncancelable operating leases expiring at various dates through 2003. The Company does not have an option to renew or extend the term of the sublease related to the Company's principal administrative, engineering, marketing and customer service facility, which expires in 2003. Rental expense was approximately $101,000, $266,000, and $1,228,000 for the years ended December 31, 1996, 1997, and 1998, respectively.

    Future minimum lease payments under noncancelable operating leases are as follows as of December 31, 1998 (in thousands):

1999........................................    $  2,461
2000........................................       2,484
2001........................................       2,277
2002........................................       2,285
2003........................................       1,043
                                                --------
          Total minimum lease payments......    $ 10,550
                                                ========

7. REDEEMABLE CONVERTIBLE PREFERRED STOCK

    Redeemable convertible preferred stock at December 31, 1997 is as follows by series:

                              DESIGNATED    SHARES ISSUED
                                SHARES     AND OUTSTANDING
                              ----------   ---------------
A .....................       1,985,520       1,985,520
B .....................       2,500,000       2,037,038
C .....................       3,000,000       3,000,000
D .....................       1,523,424              --
                              ---------       ---------
  Total preferred stock       9,008,944       7,022,558
                              =========       =========


    In March and April 1998, the Company sold 1,153,846 shares of Series D redeemable convertible preferred stock at $2.60 per share.

    Each share of preferred stock was convertible at any time at the option of the holder into shares of common stock at the then effective conversion price. Each outstanding share of Series A, B, C, and D redeemable convertible preferred stock was convertible into 2.00, 2.00, 1.00, and 1.00 shares of common stock, respectively, and was subject to adjustment as specified in the Articles of Incorporation. Upon the Company's initial public offering, all outstanding shares of preferred stock converted into 12,198,962 shares of common stock. There have been no dividends declared or payable by the Company.

8. STOCKHOLDERS' EQUITY

Common Shares

    The Company is authorized to issue 50,000,000 shares of common stock. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company. Subject to the preferences that may be applicable to any outstanding shares of preferred stock, the holders of common stock are entitled to receive ratably such dividends, if any, that may be declared by the Board of Directors.

    The Company has reserved shares of common stock for future issuance at December 31, 1998 as follows:

1995 and 1998 Stock Option Plans:
Options outstanding..........................     4,494,299
Options available for future grant...........       268,849
Options granted outside of the Plan..........     1,000,000
Outstanding warrants.........................       358,423
                                                  ---------
                                                  6,121,571
                                                  =========

Stock Option Plans

    The Company's 1995 Stock Option Plan was adopted by the Company on January 5, 1995. There are 3,000,000 shares of common stock authorized for issuance under such plan. On April 4, 1998, the Company's Board of Directors and stockholders adopted the 1998 Stock Option Plan and reserved an aggregate of 2,000,000 shares of Common Stock for grants of stock options under such plan. These plans (collectively "the Plans") provide for the issuance of common stock and granting of options to employees, officers, directors, consultants, independent contractors, and advisors of the Company. The exercise price of a nonqualifying stock option and an incentive stock option shall not be less than 85% and 100%, respectively, of the fair value of the underlying shares on the date of grant. Options granted under the Plans generally vest over four years at the rate of 25% one year from the grant date and ratably every month thereafter.

    In conjunction with the Spin-off of CyberSource on December 31, 1997, employees of the Company maintained their outstanding options to purchase common shares of the Company and were granted additional stock options in CyberSource based on the extent that the employees original options were vested. Employees of CyberSource immediately following the Spin-off maintained their outstanding vested stock options in the Company (although these stock options will now be treated as nonqualified stock options subsequent to the Spin-off) and were granted additional incentive stock options in CyberSource. The exercise prices of the original and additional option grants were adjusted to reflect the allocation of the current fair market value per share price between the Company's and CyberSource's common stock based on an independent valuation of the respective fair market value of such shares of common stock. Options to purchase common shares of the Company held by the CyberSource employees that had not vested as of the date of the Spin-off were canceled. The following table summarizes option activity for the years ended December 31, 1996 and 1997, and 1998, and has been adjusted to retroactively reflect the change in exercise prices of options to purchase common shares of the Company. The adjustments and Spin-off of options resulted in nonstapled options to the employees of each entity and were accounted for and in compliance with the guidelines in Emerging Issues Task Force Issue No. 90-9 and, therefore, no compensation expense has been recorded.

                                                                       OPTIONS OUTSTANDING
                                                                  ----------------------------
                                                                                   WEIGHTED
                                                                                   AVERAGE
                                                                    NUMBER      EXERCISE PRICE
                                              SHARES AVAILABLE     OF SHARES       PER SHARE
                                              ----------------    ----------    --------------
       Balance at December 31, 1995 .....          770,000           530,000        $0.010
         Additional shares reserved .....          700,000                --            --
         Options granted ................         (618,500)          618,500        $0.052
                                                  --------         ---------
       Balance at December 31, 1996 .....          851,500         1,148,500        $0.033
         Options granted ................         (750,700)          750,700        $0.156
         Options exercised ..............               --           (70,000)       $0.031
         Options canceled ...............          110,000          (110,000)       $0.135
         Cancellation of unvested options
           held by CyberSource employees.          702,745          (702,745)       $0.097
                                                 ---------         ---------
       Balance at December 31, 1997 .....          913,545         1,016,455        $0.068
         Additional shares reserved .....        3,000,000                --            --
         Options granted ................       (3,868,946)        3,868,946        $5.162
         Options exercised ..............               --          (166,852)       $0.168
         Options canceled ...............          224,250          (224,250)       $5.775
                                                ----------         ---------
       Balance at December 31, 1998 .....          268,849         4,494,299        $4.163
                                                ==========         =========

    In connection with certain stock options granted in March and April 1998, the Company recorded deferred compensation for the estimated difference between the exercise price of the options and the deemed fair value of approximately $3,800,000 which is being amortized over the four year vesting period of the options.

    The following table summarizes information about options outstanding as of December 31, 1998:

                                NUMBER OF                     WEIGHTED       NUMBER OF
                                 OPTIONS          WEIGHTED     AVERAGE        OPTIONS          WEIGHTED
                            OUTSTANDING AS OF      AVERAGE    REMAINING    EXERCISABLE AS OF   AVERAGE
                              DECEMBER 31,        EXERCISE   CONTRACTUAL     DECEMBER 31,      EXERCISE
EXERCISE PRICE                    1998              PRICE    LIFE (YEARS)       1998            PRICE
--------------              ----------------      --------   ------------  -----------------  ---------
$0.004 --$ 1.90                1,284,499          $  0.46       8.05           641,341         $ 0.04

$2.60  --$ 4.00                1,241,600          $  2.61       9.24             5,000         $ 4.00

$4.36  --$ 8.63                1,246,800          $  5.52       9.38               --          $

$9.00  --$29.06                  721,400          $ 11.09       9.56             1,000         $ 9.00
                                --------                                        ------
$0.0042--$29.06                4,494,299          $ 4.163                      647,341         $ 0.09
                               =========                                       =======

    As of December 31, 1996, and 1997, 573,498 and 666,448 options were exercisable at a weighted average exercise price of $0.03 and $0.03, respectively.

Options Granted Outside of the Stock Option Plans

    On January 5, 1995, the Company granted options outside of the Plans to its Chief Technical Officer to purchase 1,000,000 shares of common stock of the Company at an exercise price of $0.004 per share. None of the options have been exercised as of December 31, 1998. As of December 31, 1998, the remaining life of the options is approximately three years, and all options are exercisable.

Stock-Based Compensation

    Pro forma information regarding net loss is required by FAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted during the period from January 5, 1995 (date of adoption of the Plan) through December 31, 1995 (1995) and the years ended December 31, 1996, 1997, and 1998 under the fair value method of FAS 123. The fair value for options granted prior to the IPO were estimated at the date of grant using the minimum value method. Options granted subsequent to the IPO were valued using the Black-Scholes model based on the actual stock closing price on the day previous to the date of grant. The following weighted average assumptions were used to calculate the value of the options granted: risk-free interest rate of 5.6%, 6.1% and 5.2% for 1996, 1997, and 1998, respectively, no dividend yield, no volatility factor for 1996 and 1997 and a volatility factor of 1.35 for 1998, of the expected market price of the Company's common stock, and a weighted average expected life of the option of four years for 1996 and 1997 and 5.43 years for 1998.

    The option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    Had compensation cost for the Company's stock-based compensation plans been determined using the fair value at the grant dates for awards under those Plans calculated using the minimum value method and the Black-Scholes model described above, the Company's net loss and pro forma basic and diluted net loss per share would have been increased to the pro forma amounts indicated below:

                                                           YEAR ENDED DECEMBER 31
                                                      --------------------------------
                                                        1996        1997        1998
                                                      --------   ---------    --------
Pro forma net loss (in thousands)...............      $(1,515)    $(5,364)   $(32,924)
Pro forma basic and diluted net loss per share..                  $ (0.30)   $  (1.36)

    The weighted average fair value of options granted, which is the value assigned to the options under FAS 123, was $0.04, $0.04 and $6.48 for options granted during 1996, 1997, and 1998 respectively.

    The pro forma impact of options on the net loss for the years ended December 31, 1996, 1997, and 1998 is not representative of the effects on net income
(loss) for future years, as future years will include the effects of options vesting as well as the impact of multiple years of stock option grants. The effect of FAS 123 will not be fully reflected until 1999.

9. RELATED PARTY TRANSACTIONS

    Pursuant to the terms of an agreement entered into in connection with the Spin-off of CyberSource, the Company uses services supplied to the Company by CyberSource on a non-exclusive basis. These services relate to credit card processing, fraud screening, export control, sales tax computation, electronic licensing, hosting of electronic downloads and fulfillment notification. Any discontinuation of such services, or any reduction in performance that requires the Company to replace such services, would be disruptive to the Company's business. The Company also received a non-exclusive license to certain CyberSource Technology. Under the services agreement, the Company is obligated to compensate CyberSource on a basis of services used per order or transaction. The Company recorded expenses of approximately $746,500 related to such services in 1998. As of December 31, 1998, amounts owed to CyberSource were approximately $100,000.

    During the years ended December 31, 1996, 1997, and 1998, legal fees incurred were approximately, $112,000, $304,000, and $1,300,000, respectively, relating to a law firm in which a current director of the Company is a partner. As of December 31, 1997 and 1998, amounts owed to the law firm were approximately $89,000, and $147,000, respectively.

    On March 18, 1998, the Company borrowed $400,000 from CyberSource. The note was repaid in June 1998.

    On April 15, 1998, the Company issued a promissory note to a director and stockholder to whom it loaned an aggregate of $270,000. Interest shall accrue on the outstanding principal at a rate of 6.02% per annum. The note and related accrued interest are due December 17, 1999. This note remains outstanding as of December 31, 1998.

10. LITIGATION AND CONTINGENCIES

    From time to time, the Company may be involved in litigation relating to claims arising out of its ordinary course of business. The Company believes that there are no claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material impact on the Company's financial position or results of operations.

    In November 1998, a third party that appears to hold a registered United States trademark for "A Better Way to Buy Software" sent the Company a letter asserting that its use of that phrase up to such time infringed its trademark rights. The Company disputes the validity of this assertion. However, this third party might file a lawsuit against the Company, which could subject the Company to injunctive relief or money damages, or both.

11. INCOME TAXES

    No provision for income taxes has been recorded due to operating losses with no current tax benefit.

    As of December 31, 1998, the Company had federal and state net operating loss carryforwards of approximately $37,000,000 and $31,000,000, respectively. The Company also had federal and state research credit carryforwards of approximately $314,000 and $268,000, respectively. The net operating losses and credit carryforwards will expire at various dates beginning in 2002 through 2018, if not utilized. The net operating loss carryforwards differ from the accumulated deficit primarily as a result of the accounting for the Spin-off of CyberSource to the Company's preferred and common stockholders on December 31, 1997.

    Utilization of the net operating losses and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                  DECEMBER 31,
                                          --------------------------
                                              1997          1998
                                          ----------   ------------
Deferred tax assets:
  Net operating loss carryforwards...     $ 2,952,000  $ 14,507,000
  Research credit carryforwards......          43,000       491,000
  Reserves and accruals..............         151,000       807,000
                                          -----------  ------------
          Total deferred tax assets..       3,146,000    15,805,000
Valuation allowance..................      (3,146,000)  (15,805,000)
                                          -----------  ------------
Net deferred tax assets..............     $       --   $         --
                                          ===========  ============

    Under Statement of Financial Accounting Standards No. 109, (FAS 109), deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Based upon the weight of available evidence, which includes the Company's historical operating performance, the reported net losses in 1996, 1997, and 1998, and the uncertainties regarding future results of operations of the Company, the Company has provided a full valuation allowance against its net deferred tax assets as it is not more likely than not that the deferred tax assets will be realized. The valuation allowance increased by $2,204,000 during 1997 and increased by $12,659,000 during 1998.

12. EVENT SUBSEQUENT TO DATE OF AUDITOR'S REPORT (UNAUDITED)

    On February 19, 1999, the Company entered into an agreement pursuant to which one of its wholly-owned subsidiaries will merge with and into BuyDirect.com. Upon the closing of the merger, BuyDirect.com will become a wholly-owned subsidiary and the Company will issue or reserve for issuance upon the exercise of options assumed in the acquisition up to 5.4 million shares of Common Stock to BuyDirect.com stockholders in exchange for the outstanding shares of BuyDirect.com common and/or preferred stock. The transaction will be accounted for using the purchase method of accounting. The BuyDirect.com merger is subject to a number of contingencies including approval of the merger by the BuyDirect.com stockholders and customary closing conditions. As a result, there can be no assurance that the BuyDirect.com merger will be completed.

    On March 17, 1999, the Company filed a Form S-1 with the Securities and Exchange Commission to sell 4,000,000 shares of its common stock (1,000,000 shares which are offered by selling shareholders). On March 23, 1999 the Company amended this filing.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following is a list of the members of our board of directors and executive officers, indicating their principal occupation:

William S. McKiernan
CHAIRMAN OF THE BOARD OF DIRECTORS OF BEYOND.COM CORPORATION
President and Chief Executive Officer of CyberSource Corporation

Mark L. Breier
PRESIDENT, CHIEF EXECUTIVE OFFICER AND DIRECTOR OF BEYOND.COM

John P. Pettitt
EXECUTIVE VICE PRESIDENT AND CHIEF TECHNICAL OFFICER OF BEYOND.COM

James R. Lussier
VICE PRESIDENT, BUSINESS OPERATIONS AND CORPORATE STRATEGY OF BEYOND.COM

Michael J. Praisner VICE PRESIDENT, FINANCE & ADMINISTRATION AND CHIEF FINANCIAL OFFICER OF BEYOND.COM

Alan C. DeClerck
VICE PRESIDENT, WORLDWIDE SALES OF BEYOND.COM

Brian J. Sroub
VICE PRESIDENT, MARKETING OF BEYOND.COM

Mala Anand
VICE PRESIDENT, ENGINEERING OF BEYOND.COM

John D. Vigouroux
VICE PRESIDENT, BUSINESS DEVELOPMENT OF BEYOND.COM

Douglas Carlston
DIRECTOR OF BEYOND.COM

John S. Chen
DIRECTOR OF BEYOND.COM
President, Chief Executive Officer and Chairman of the Board of Directors of Sybase, Inc.

Bert Kolde
DIRECTOR OF BEYOND.COM
Director, Vice President, Treasurer and Secretary of Vulcan Ventures Inc.

Ronald S. Posner
DIRECTOR OF BEYOND.COM
Chairman of the Board of Directors of PS Capital

     The information required by Item 10 is incorporated by reference to the Company's definitive proxy statement for its annual stockholder's meeting to be held on April 22, 1999.

ITEM 11: EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference to the Company's definitive proxy statement for its annual stockholder's meeting to be held on April 22, 1999.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated by reference to the Company's definitive proxy statement for its annual stockholder's meeting to be held on April 22, 1999.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference to the Company's definitive proxy statement for its annual stockholder's meeting to be held on April 22, 1999.

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) EXHIBITS

The Exhibit Index attached hereto is hereby incorporated by reference to this Item.

(b) FINANCIAL STATEMENT SCHEDULES

                             BEYOND.COM CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                         BALANCE AT  CHARGED TO               BALANCE AT
                                         BEGINNING   COSTS AND   DEDUCTION/     END OF
DESCRIPTION                              OF PERIOD   EXPENSES    WRITEOFF      PERIOD
-----------                              ---------  ----------   ----------  ----------
Year ended December 31, 1996
  Accounts receivable allowances...        $          $  77      $  (12)      $  65
Year ended December 31, 1997
  Accounts receivable allowances...           65        240         (30)        275
Period ended December 31, 1998
  Accounts receivable allowances...          275        730        (117)        878

    All other schedules are omitted because they are inapplicable or the requested information is shown in the financial statements of the registrant or related notes thereto.




                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Sunnyvale, California, on March 17, 1999.

           Beyond.com Corporation

           By                 /s/ Mark L. Breier
              -----------------------------------------------------------
                                 Mark L. Breier
                 President, Chief Executive Officer and Director

           By              /s/ Michael J. Praisner
              -----------------------------------------------------------
                               Michael J. Praisner
                   Vice President, Finance and Administration
                                      and Chief Financial Officer

           By             /s/ William S. McKiernan
              -----------------------------------------------------------
                              William S. McKiernan
                       Chairman of the Board of Directors

           By               /s/ Douglas Carlston
              -----------------------------------------------------------
                                Douglas Carlston
                                    Director

           By                  /s/ Bert Kolde
              -----------------------------------------------------------
                                   Bert Kolde
                                    Director

           By               /s/ Ronald S. Posner
              -----------------------------------------------------------
                                Ronald S. Posner
                             Secretary and Director

           By                 /s/ John S. Chen
              -----------------------------------------------------------
                                  John S. Chen
                                    Director

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                                                  DESCRIPTION

   **2.1    Form of Agreement and Plan of Merger between the Registrant and software.net Corporation, a California corporation.......................................................................

*****3.1    Form of Certificate of Incorporation, as amended...............................................

   **3.2    Form of Bylaws of the Registrant...............................................................

   **4.1    Specimen of Certificate for Common Stock.......................................................

   **4.2    Common Stock Warrant issued by Registrant to America Online, Inc...............................

  ***4.3    Form of Indenture dated as of November 23, 1998, by and between the Registrant and LaSalle
            National Bank..................................................................................

  ***4.4    Form of Registration Rights Agreement dated as of November 23, 1998, by and between the
            Company and Credit Suisse First Boston Corporation, C.E. Unterberg, Towbin and Donaldson,
            Lufkin & Jenrette Securities Corporation.......................................................

  ***4.5    Purchase Agreement dated as of November 17, 1998, by and between the Company and Credit
            Suisse First Boston Corporation, C.E. Unterberg, Towbin and Donaldson, Lufkin & Jenrette
            Securities Corporation.........................................................................

  ***4.6    Form of Notes (included in Exhibit 4.3)........................................................

  **10.1    Form of Indemnification Agreement..............................................................

  **10.2    1995 Stock Option Plan, as amended.............................................................

  **10.3    1998 Stock Option Plan.........................................................................

  **10.4    Stock Option Agreement dated as of March 31, 1995, by and between the Registrant and John
            Pettitt........................................................................................

  **10.5    Series A Preferred Stock Purchase Agreement, as amended........................................

  **10.6    Series B Preferred Stock Purchase Agreement....................................................

  **10.7    Series C Preferred Stock Purchase Agreement....................................................

  **10.8    Series D Preferred Stock Purchase Agreement....................................................

  **10.9    Common Stock and Warrants Subscription Agreement dated as of March 18, 1998, by and between the Registrant and America Online, Inc.................................................

  **10.10   Conveyance Agreement dated as of December 31, 1997, by and between the Registrant and
            Internet Commerce Services Corporation (now known as CyberSource Corporation)..................

  **10.11   Interactive Marketing Agreement dated as of March 1, 1998, by and between the Registrant and America Online, Inc........................................................................

  **10.12   Sponsorship Agreement dated as of March 30, 1998, by and between the Registrant and
            Excite, Inc....................................................................................

  **10.13   Co-Marketing Services Agreement dated as of June 23, 1997, by and between the Registrant and Netscape Communications Corporation........................................................


EXHIBIT
NUMBER                                                  DESCRIPTION

      **10.14   Trademark License Agreement dated as of June 23, 1997, by and between the Registrant and
                Netscape Communications Corporation............................................................

      **10.15   Offer letter to Mark Breier....................................................................

      **10.16   Inter-Company Cross License Agreement dated as of April 23, 1998,  by and between the
                Registrant and Internet Commerce Services (now known as CyberSource Corporation), as amended on May 19, 1998........................................................................

      **10.17   Promissory Note dated as of April 15, 1998, by and between the Registrant and William S.
                McKiernan......................................................................................

      **10.18   Pledge Agreement as of April 15, 1998, by and between the Registrant and William S.
                McKiernan......................................................................................

      **10.19   Internet Services and Products Agreement dated as of April 29,  1996, by and between the
                Registrant and Exodus Communications, Inc......................................................

      **10.20   Office Building Lease dated as of July 8, 1997, as amended, by and between the Registrant and PGP-South Bay Office Towers, Inc...........................................................

      **10.21   Agreement dated as of December 19, 1995, by and between the Registrant and the United
                States Department of Defense, DFAS  (#N00140-96-G-D115)........................................

      **10.22   Internet Commerce Services Agreement dated as of April 23, 1998, by and between the
                Registrant and CyberSource Corporation, as amended on May 19, 1998.............................

      **10.23   Sublease dated as of May 27, 1998 by and between the Registrant and First Data Merchant
                Services Corporation...........................................................................

  ******10.24   Agreement dated as of June 12, 1998, by and between the Registrant and the United States
                Department of Defense, Defense Logistics Agency (#N00140-98-D-1756)............................

  ******10.25   Offer Letter from Registrant to Mala Anand, dated as of June 15, 1998..........................

 *******10.26   Agreement dated as of September 11, 1998, by and between the Registrant and the United
                States National Imaging and Mapping Agency (NIMA Contract #N00140-98-D-2139)...................

*******+10.27   Co-hosting Agreement dated as of September 21, 1998, by and between the Registrant and
                Network Associates, Inc........................................................................

*******+10.28   Web Site Service Agreement dated as of September 21, 1998, by and between the Registrant and Network Associates, Inc....................................................................

*******+10.29   Electronic Services Distribution Agreement dated as of September 1, 1997, by and between the Registrant and McAfee Software, Inc........................................................

     ***10.30   Offer Letter to John D. Vigouroux dated as of October 26, 1998.................................

     *++10.31   Software Merchant Program Advertising and Promotion Agreement dated as of February 5,
                1999, by and between the Registrant and Yahoo! Inc.............................................

        23.1    Consent of Ernst & Young LLP, independent auditors.............................................
        27.1    Financial Data Scehdule........................................................................



+ Certain Portions Of This Exhibit Have Been Granted Confidential Treatment By The Commission. The Omitted Portions Have Been Separately Filed With The Commission.

++       Confidential Treatment Has Been Requested Of The Commission For This
         Item.

* Incorporated by reference from Beyond.com's Registration Statement on Form S-1 (File No.333-74545), filed with the Commission on
         March 17, 1999.

** Incorporated by reference from Beyond.com's Registration Statement on Form S-1 (File No. 333-51121), as amended, filed with the Commission on June 17, 1998.

*** Incorporated by reference from Beyond.com's Registration Statement on Form S-1 (File No. 333-70957) filed with the Commission on January 21, 1999.

***** Incorporated by reference from Beyond.com's Current Report on Form 8-K filed with the Commission on December 31, 1998, as amended.

****** Incorporated by reference from Beyond.com's Quarterly Report on Form 10-Q filed with the Commission on August 14, 1998.

******* Incorporated by reference from Beyond.com's Quarterly Report, as amended, on Form 10-Q/A filed with the Commission on November 20, 1998.