Form 10-Q
period 1999-03-31
BEYOND COM CORP
filed 1999-05-17
CIK 1060531

       FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 17, 1999

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                ----------------

                                    FORM 10-Q
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM _____ TO _____

                         COMMISSION FILE NUMBER 0-24457
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

                                 Yes [X] No [ ]


        The number of shares of the registrant's Common Stock, $.001 par value per share, outstanding as of April 30, 1999 was 35,745,957.



================================================================================

                                     INDEX
                             BEYOND.COM CORPORATION

                                                                                        Page NO.
                                                                                        -------
PART I:  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

         STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
         ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)                                       2

         CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1999
         (UNAUDITED) AND 1998                                                            3

         STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
         ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)                                       4

         NOTES TO FINANCIAL STATEMENTS (UNAUDITED)                                       5

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                             7

PART II  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS                                                              13

Item 2.  CHANGES IN SECURITIES                                                          13

Item 3.  DEFAULTS UPON SENIOR SECURITIES                                                13

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS                                                                        13

Item 5.  OTHER INFORMATION                                                              14

Item 6.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS                    14

Item 7.  EXHIBITS AND REPORTS ON FORM 8-K                                               14


SIGNATURES

EXHIBIT INDEX

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                                   BEYOND.COM
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED,
                                                               ------------------------------
                                                               MARCH 31, 1999  MARCH 31, 1998
                                                               --------------  --------------
Net revenues                                                       $ 19,102       $  6,192
Cost of revenues                                                     16,204          5,254
                                                                   --------       --------
Gross profit                                                          2,898            938
Operating expenses:
        Research and development                                      1,731            602
        Sales and marketing                                          16,563          1,953
        General and administrative                                    2,258            635
        Intangible assets and deferred compensation
         amortization                                                   732             --
                                                                   --------       --------
Total operating expenses                                             21,284          3,190
                                                                   --------       --------
Loss from operations                                                (18,386)        (2,252)
Interest income (expense), net                                         (410)            25
                                                                   --------       --------
NET LOSS                                                            (18,796)        (2,227)

Accretion of premium of preferred stock                                  --            (25)
                                                                   --------       --------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                         $(18,796)      $ (2,252)
                                                                   ========       ========

                                                                   --------       --------
BASIC AND DILUTED NET LOSS PER SHARE                               $  (0.66)      $  (0.25)
                                                                   ========       ========
Weighted  average shares  outstanding used in computing basic
and diluted net loss per share                                       28,364          9,080

                                                                                  --------
PRO FORMA BASIC AND DILUTED NET LOSS PER SHARE                                    $  (0.11)
                                                                                  ========
Weighted  average  shares  outstanding  used in computing pro
forma basic and diluted net loss per share                                          20,252



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                   BEYOND.COM
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                    DECEMBER 31,
                                                    MARCH 31,          1998
                                                      1999            (NOTE)
                                                   -----------       -----------
                                                   (UNAUDITED)
ASSETS:
CURRENT ASSETS:
   Cash and cash equivalents                        $  50,450         $  81,548
   Accounts receivable, net                             3,864             8,785
   Prepaid partnership agreement expenses              11,509             4,091
   Other prepaid expenses and current assets            3,194             2,110
   Note receivable from a director                        270               270
   Cost of deferred revenue                             4,477             5,255
                                                    ---------         ---------
                                                       73,764           102,059
NON-CURRENT ASSETS:
Property and equipment, net                             4,994             3,150
Deposits and other long term assets                     4,497             4,695
Goodwill and other intangible assets                  136,196                --
                                                    ---------         ---------
TOTAL ASSETS                                        $ 219,451         $ 109,904
                                                    =========         =========

LIABILITIES:
CURRENT LIABILITIES:
   Accounts payable                                 $   6,311         $  14,443
   Other accrued liabilities                           13,717             1,261
   Accrued interest expense                             1,629               483
   Current obligations under capital leases               163                --
   Deferred revenue                                     4,519             5,744
                                                    ---------         ---------
TOTAL CURRENT LIABILITIES                              26,339            21,931

Non-current obligations under capital leases              105                --
Convertible notes payable                              63,250            63,250
STOCKHOLDERS' EQUITY
   Common stock                                       197,223            69,311
   Deferred compensation                               (6,308)           (2,226)
   Accumulated deficit                                (61,158)          (42,362)
                                                    ---------         ---------
TOTAL STOCKHOLDERS' EQUITY                            129,757            24,723
                                                    =========         =========
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 219,451         $ 109,904
                                                    =========         =========


NOTE: THE BALANCE SHEET AT DECEMBER 31, 1998 HAS BEEN DERIVED FROM THE AUDITED
      FINANCIAL STATEMENTS AT THAT DATE.


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                   BEYOND.COM
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                            MARCH 31,        MARCH 31,
                                                                              1999             1998
                                                                            --------         --------
OPERATING ACTIVITIES
   Net loss                                                                 $(18,796)        $ (2,227)
   Adjustments  to reconcile  net loss to net cash
     used in operating activities:
     Depreciation and amortization                                               554               51
     Amortization of intangible assets and deferred compensation                 732               --
   Changes in operating assets and liabilities
     Accounts receivable                                                       5,091             (604)
     Prepaid expenses and other current assets                                (6,761)            (415)
     Cost of deferred revenue                                                    778            2,428
     Accounts payable                                                         (9,310)            (164)
     Other accrued liabilities                                                 4,727              548
     Deferred revenue                                                         (1,228)          (2,355)
                                                                            --------         --------
          NET CASH USED IN OPERATING ACTIVITIES                              (24,213)          (2,738)

INVESTING ACTIVITIES
   Costs associated with the acquisition of BuyDirect.com                     (5,839)              --
   Purchases of property and equipment                                        (1,101)            (165)
                                                                            --------         --------
          NET CASH USED IN INVESTING ACTIVITIES                               (6,940)            (165)

FINANCING ACTIVITIES
   Proceeds from issuance of notes payable                                        --              400
   Repayment of note payable to related party                                     --              (60)
   Repayment of capital leases                                                    --               (7)
   Proceeds from sale of redeemable convertible preferred stock                   --            2,231
   Proceeds from exercise of stock options                                        55               --
                                                                            --------         --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                               55            2,564
                                                                            --------         --------
Net decrease in cash and cash equivalents                                    (31,098)            (339)
Cash and cash equivalents at beginning of period                              81,548            2,571
                                                                            --------         --------
Cash and cash equivalents at end of period                                  $ 50,450         $  2,232
                                                                            ========         ========
Supplemental disclosure of non-cash Financing activities
  Common stock issued in acquisition of BuyDirect.com                       $120,542         $     --

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of Management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K dated March 31, 1999 filed with the Securities and Exchange Commission.

NOTE 2 -ACQUISITION OF BUYDIRECT.COM

        On March 30, 1999, a wholly owned subsidiary of Beyond.com merged with and into BuyDirect.com, an online software retailer for consumers and business customers. BuyDirect.com was originally launched as a service of CNET and became a wholly owned subsidiary in March 1998.

        Upon the closing of this merger, Beyond.com issued 4,930,123 shares of its common stock to BuyDirect.com's stockholders in exchange for their outstanding shares of BuyDirect.com common and preferred stock. Beyond.com assumed options to purchase 281,757 shares of its common stock in connection with the merger. The common stock issued was valued at $120.5 million based on the average closing price of the common stock for the five trading days immediately preceding the announcement of the acquisition and the five trading days following the announcement of the acquisition. We accounted for the merger using the purchase method of accounting. The purchase price of approximately $143.5 million included the fair market value of the common stock of $120.5 million, the fair value of the fully vested options assumed of $2.7 million, liabilities assumed of $13.0 million and the acquisition costs incurred in connection with the merger. The fair value of the unvested options assumed of $4.6 million has been recorded as deferred compensation.

        The Company has allocated the purchase price to assets and liabilities based on management's best estimates of the respective fair values with the excess cost over the net assets acquired allocated to goodwill as follows (amounts in millions):

Current assets                                       $  1.6
Property and equipment                               $  1.1
Unvested options assumed/Liabilities assumed         $  4.6
Marketing agreements                                 $  2.0
Customer base                                        $  2.0
Assembled workforce                                  $  1.1
Technology                                           $  1.6
Covenants not to compete                             $  6.5
Goodwill                                             $123.0
                                                     ------
Total purchase price                                 $143.5


        The intangible assets are being amortized to expense over the estimated useful lives of one to three and one half years.

        Fifteen percent of the shares issued to the BuyDirect.com stockholders are being held in escrow for a period not to exceed fifteen months after the date of the closing of the merger to secure these indemnification obligations of the BuyDirect.com stockholders.

        The operating activities of BuyDirect.com had an immaterial effect on our results of operations for the quarter ended March 31, 1999 as presented herein.

NOTE 3 - AGREEMENT WITH YAHOO! INC.

In February 1999, Beyond.com entered into a non-exclusive agreement with Yahoo! Inc., a global Internet media company that offers a branded network of comprehensive information, communication and shopping services. Under the agreement, Yahoo! will:

        o promote and advertise Beyond.com as a premier software merchant by delivering page views across Yahoo!'s branded network of sites; and

        o place promotions and advertisements, with links to the Beyond.com Web site, on the Yahoo! home page, My Yahoo! , and relevant categories and search result pages in the Yahoo! directory.

NOTE 4 - LOSS PER SHARE

Net loss per share is presented in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS
128). Pro forma net loss per share has been computed under FAS 128 and also gives effect to the conversion of redeemable convertible preferred stock not included in net loss per share that converted upon completion of the IPO.

If Beyond.com had reported net income, diluted earnings per share would have included the shares used in the computation of basic and diluted net loss per share and pro forma basic and diluted net loss per share as well as an additional approximately common equivalent shares related to the outstanding options and warrants (determined using the treasury stock method) for the three months ended March 31, 1998 and 1999, respectively, and an additional 3,449,000 shares in the three months ended March 31, 1999 related to the convertible notes payable (using the if-converted method)


NOTE 5 - LITIGATION

From time to time, Beyond.com has received, and may receive in the future, notice of claims of infringement of other parties' proprietary rights. In November 1998, a third party that appears to hold a registered United States trademark for "A Better Way to Buy Software" sent us a letter asserting that our use of that phrase up to such time infringed its trademark rights. Beyond.com disputes the validity of this assertion. To date, no further correspondence has been received from this third party regarding their assertion.

NOTE 6 - SEGMENT REPORTING

During the year ended December 31, 1998 the Company adopted Statement of Financial Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial statements. For all periods presented, we have viewed our operations as principally one segment, Software sales. As a result, all of the financial information presented represents all financial information related to our principal operating segment.

NOTE 7 -SUBSEQUENT EVENT

On April 14, 1999, Beyond.com completed the sale of 4 million shares of its common stock in a public offering 3,000,000 of which shares were sold by Beyond.com and 1,000,000 of which shares were sold by selling shareholders. Beyond.com's sale of 3,000,000 shares of its common stock generated net proceeds of $98.5 million.

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain statements in this Quarterly Report on Form 10-Q are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words "believes," "anticipates," "intends," plans," estimates," and similar expressions are forward looking statements. Such forward-looking statements contained herein include statements relating to our expectations and beliefs that arrangements with America Online, Excite and Yahoo! will represent significant distribution channels for our products, that research and development expenses will continue to increase in both absolute dollars and as a percentage of revenue, and that our cash as of March 31, 1999, including net proceeds from the sale of 3,000,000 shares of our Common Stock effected in a public offering closed in April 1999, will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 18 months, and are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward looking statements. Such risks include the risk that actual benefits of arrangements with our strategic partners will be inconsistent with anticipated benefits, that we cannot meet our anticipated needs for working capital and capital expenditures as expected and that we will not be able to access additional capital if required on terms acceptable to us. For a more detailed discussion of these and other business risks, see our Annual Report on Form 10-K filed pursuant to Section 13 or 15(d) of the Securities Act of 1934 dated March 31, 1999, as well as other reports and registrations filed with the Commission.


OVERVIEW

        We are a leading online reseller of commercial off-the-shelf computer software to the consumer, small business and large enterprise markets. Through our online store (www.beyond.com), we offer customers a comprehensive selection of software as well as related computer peripheral products, helpful customer service, a convenient shopping experience and competitive prices. We believe that our Beyond.com Web site is one of the most widely known and used sites on the World Wide Web for the purchase of software. We deliver software to customers one of two ways: either we physically deliver the shrink-wrap software package or we deliver the software over the Internet through digital download. We launched our Web site in November 1994 under the name CyberSource Corporation and maintained a Web site named software.net. In December 1997, we spun-off our e-commerce services business and changed our name to software.net Corporation. In August 1998, we started doing business as "Beyond.com."

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

        Pursuant to our agreements with America Online, Excite, Network Associates, Yahoo!, Cnet, ZDNet, @Home, Roadrunner/Service Co. and Xoom we are obligated to pay a total of approximately $37.9 million from March 31, 1999 through December 31, 2001, of which approximately $13.7 million must be paid during the remainder of 1999.

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

        In April 1998, we changed our name to software.net Corporation. In June 1998, we completed the initial public offering of our common stock. In August 1998, we began doing business as "Beyond.com" and initiated an aggressive regional radio and national print advertising campaign to promote the brand. In November 1998, we completed the offering of $63.25 million aggregate principal amount of our 7 1/4% Convertible Subordinated Notes. In December 1998, we initiated a regional television advertising campaign and we changed our legal corporate name to Beyond.com Corporation. We intend to continue an aggressive advertising campaign to promote our brand in 1999.

        Each year since inception, we have incurred increasingly larger net losses. These annual net losses increased from $1.5 million in 1996 to $5.4 million in 1997, $31.1 million in 1998 and $18.8 million in the quarter ended March 31, 1999. We anticipate our losses will increase significantly from current levels because we expect to incur additional costs and expenses related to:

        o       brand development, marketing, and promotion;

        o       Web site content development;

        o       strategic relationship development and maintenance;

        o technology and operating infrastructure development, including improved digital download capabilities;

        o increased headcount, facilities and infrastructure as a result of the BuyDirect.com.merger; and

        o       assimilation of operations and personnel of BuyDirect.com.

        In addition, as a result of the BuyDirect.com merger, we recorded a significant amount of goodwill, the amortization of which will adversely affect our earnings and profitability for the foreseeable future. We recorded goodwill and other intangible assets of approximately $137 million, to be amortized through 2002. We believe it is likely that we will not generate additional earnings sufficient to recover the amount of goodwill and other intangible assets recorded during the period in which they are amortized.

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

        We derive our revenues primarily from four sources:

        o       sales of software to customers using credit cards;

        o sales of software to corporate customers that are invoiced directly under credit terms;

        o sales of software to various government agencies pursuant to contractual arrangements; and

        o to a lesser extent, amounts received from software publishers for advertising and promotion.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1999

        Net Revenues. Our net revenues increased from $6.2 million in the quarter ended March 31, 1998 to $19.1 million in the quarter ended March 31, 1999. This increase primarily resulted from increased sales to consumer and corporate customers and as a result of new U.S. government contracts.

        Cost of Revenues. Our cost of revenues consists primarily of the costs of software and software licenses sold to consumer and corporate customers, related credit card processing fees and the costs of software licenses and software updates provided to the U.S. government. Our total cost of revenues increased from $5.3 million in the quarter ended March 31, 1998 to $16.2 million in the quarter ended March 31, 1999. This increase resulted from our increased software sales.

        Gross Margin. Our gross margin (gross profit as a percentage of net revenues) increased from 15.1% in the quarter ended March 31, 1998 to 15.2% in the quarter ended March 31, 1999. This increase primarily resulted from a shift in our revenue mix as we received an increased percentage of higher margin consumer business. In the future, we may expand or increase the discounts we offer to customers or otherwise alter our pricing structures and policies. If we take such an action, it may have an adverse impact on gross margin in future periods. Further, although we intend to increase the percentage of higher margin consumer business, higher margin digital download revenues and higher margin advertising and promotional revenues as a percentage of our total net revenues in future periods, there is no guarantee that we will be able to do so. In future periods our gross margin may decline if the revenues we generate from sales to the U.S. government or sales to large enterprise customers increase as a percentage of our total net revenues.

        Research and Development Expenses. Our research and development expenses primarily consist of personnel and other expenses associated with developing and enhancing our Web sites as well as associated facilities related expenses. Our research and development expenses increased from $602,000 in the quarter ended March 31, 1998 to $1.7 million in the quarter ended March 31, 1999. These expenses decreased as a percentage of net revenues from 9.7% in the quarter ended March 31, 1998 to 9.1% in the quarter ended March 31, 1999. This increase in absolute dollars primarily was the result of increases in our personnel and depreciation on computer equipment. We anticipate that our research and development expenses will continue to increase in absolute dollars in future periods. Additionally, we anticipate that our research and development expenses will increase as a percent of revenue in future periods.

        Sales and Marketing Expenses. Our sales and marketing expenses consist primarily of promotional expenditures and costs associated with operating our Web sites, including personnel and related expenses. In addition, we include the expenditures associated with our strategic marketing alliances under sales and marketing expenses. Our sales and marketing expenses increased significantly from $2.0 million in the quarter ended March 31, 1998 to $16.6 million in the quarter ended March 31, 1999. These expenses also increased significantly as a percentage of net revenues from 31.5% in the quarter ended March 31, 1998 to 86.7% in the quarter ended March 31, 1999. This increase both in absolute dollars and as a percentage of net revenues was primarily the result of costs associated with:

        o       developing and maintaining our strategic marketing alliances;

        o a branding and marketing campaign (including expenses associated with our re-branding efforts); and

        o an increase in personnel to support increased sales and marketing and advertising expenditures.

        We intend to continue to pursue aggressive branding, sales and marketing campaigns. In addition, our current strategic marketing alliances with America Online, Excite, Netscape and Yahoo!, in addition to the alliances with Cnet, ZDNet, @Home, Roadrunner/Service Co. and Xoom in the BuyDirect.com merger, require us to make payments totaling approximately $55.6 million over the terms of those agreements. As of March 31, 1999, approximately $37.9 million of this amount remained to be paid. We are expensing the costs associated with the America Online and Netscape agreements ratably over the terms of the respective agreements. We are expensing the costs associated with the Excite agreement as costs are incurred and payments become due. We are expensing the minimum payment amounts over the three-year term of the Co-Hosting Agreement with Network Associates. We may enter into similar strategic marketing alliances requiring significant minimum payments in the future and, as a result, we may substantially increase our sales and marketing expenditures. Due to our planned aggressive branding, sales and marketing efforts and our current and potential financial commitments in connection with our strategic marketing alliances, we expect sales and marketing expenses to increase significantly in absolute dollars in future periods.

        General and Administrative Expenses. Our general and administrative expenses primarily consist of personnel expenses, legal and accounting expenses, and corporate facility-related expenses. Our general and administrative expenses increased from $635,000 in the quarter ended March 31, 1998 to $2.3 million in the quarter ended March 31, 1999. These expenses also increased, as a percentage of net revenues, from 10.2% in the quarter ended March 31, 1998 to 11.8% in the quarter ended March 31, 1999. This increase in both absolute dollars and as a percentage of net revenues was primarily the result of increased personnel-related costs and facilities-related expenses. We anticipate that these expenses will continue to grow in absolute dollars as we incur additional expenses associated with operating as a public company and transitioning from a single site operation to multiple site operations.

        Amortization of Deferred Compensation and Other Intangible Assets. We recognized expenses associated with the amortization of deferred compensation and other intangible assets related to the acquisition of BuyDirect.com in March 1999 in the amount of $732,000 in the quarter ended March 31, 1999. We expect the amortization of deferred compensation and other intangible assets to increase significantly in future periods. Additionally, we believe it is unlikely that we will generate additional earnings sufficient to recover the amount of deferred compensation and other intangible assets recorded during the period in which they are amortized.

        Interest Income and Expense, net. Interest income, net, consists of earnings on our cash investments, net of interest costs related to our financing obligations. Interest income, net, decreased from $25,000 in the quarter ended March 31, 1998 to a net interest expense of $410,000 in the quarter ended March 31, 1999. This decrease was primarily a result of increased interest expenses related to our 7 1/4% convertible subordinated notes offset by interest income from higher average cash balances.

        Income Taxes. No provision for income taxes has been recorded due to operating losses with no current tax benefit.

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


LIQUIDITY AND CAPITAL RESOURCES

        From inception through March 31, 1999, we financed our operations primarily through private sales of preferred stock, our initial public offering of 5,750,000 shares of our common stock and the sale of our 7 1/4% Convertible Subordinated Notes. We raised cumulative net cash proceeds totaling $14.8 million through private sales of preferred stock. In June 1998, we received net proceeds of $46.8 million from our initial public offering. We raised an additional $2.0 million at the closing of our initial public offering through the sale of common stock to America Online pursuant to a Common Stock and Warrant Subscription Agreement entered into in March 1998. In May 1998, we received $4.8 million through a credit agreement that we entered into with Deutsche Bank AG. We repaid all monies borrowed under that credit agreement in November 1998. In November and December 1998, we raised net cash proceeds totaling approximately $63.3 million through the sale of our 7 1/4% Convertible Subordinated Notes.

        As of March 31, 1999, we had approximately $50.4 million of cash compared with $2.2 million at March 31, 1998. Our current strategic marketing alliances provide for remaining payments of approximately $13.7 million in 1999, approximately $16.5 million in 2000 and approximately $7.7 million in 2001. Currently, we have no other material commitments other than those under our operating leases and the U.S. government contracts.

        We used net cash of $2.7 million in operating activities in the quarter ended March 31, 1998, and we used net cash of $24.2 million in operating activities in the quarter ended March 31, 1999. Our cash used in operating activities in the quarter ended March 31, 1998 was primarily comprised of the net effect of:

        o       a net loss of $18.8 million;

        o an increase in prepaid expenses totaling $6.8 million related to prepaid partnership agreements;

        o an increase in deferred revenue related to the execution of the new U.S. government contract; and

        o a decrease in accounts payable totaling $9.3 million related to our growth.

        We used net cash in investing activities in the quarter ended March 31, 1999 of $6.9 million for acquisitions of leasehold improvements and computer equipment, as well as costs associated with the acquisition of BuyDirect.com.

        We received net cash of $55,000 in the quarter ended March 31, 1999 from financing activities, primarily from the exercise of stock options.

        We believe that our cash at March 31, 1999, along with the net proceeds of $98.5 million from the sale by us of 3,000,000 shares of our common stock offered in a public offering which closed in April 1999, will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 18 months. Thereafter, we expect that the cash we generate from operations likely will not be sufficient to satisfy our cash needs. We will need significant amounts of cash to make a variety of payments, including:

        o payment of the principal and interest on 7 1/4% Convertible Subordinated Notes when due;

        o payment of our financial obligations to America Online, Network Associates, Excite, Yahoo!, @Home, CNET, XOOM, ZDNet and others; and

        o       payment of increasing sales and marketing expenses.

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


                           PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

        In November 1998, a third party that appears to hold a registered United States trademark for "A Better Way to Buy Software" sent us a letter asserting that our use of that phrase up to such time infringed its trademark rights. We dispute the validity of this assertion. To date, no further correspondence has been received from this third party regarding their assertion.

ITEM 2: CHANGES IN SECURITIES - NOT APPLICABLE

ITEM 3: DEFAULTS UPON SENIOR SECURITIES - NOT APPLICABLE

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NOT APPLICABLE

ITEM 5: OTHER INFORMATION - NOT APPLICABLE

ITEM 6: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 7: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     EXHIBITS

EXHIBIT NUMBER             DESCRIPTION
--------------             -----------
     27.1           Financial Data Schedule


(b)     REPORTS ON FORM 8-K

        During the quarter ended March 31, 1999, we (i) filed with the Securities and Exchange Commission (the "Commission") on January 21, 1999, a Current Report on Form 8-K reporting under Item 5 thereof our financial results for the quarter ended December 31, 1998, and (ii) filed with the Commission on March 3, 1999 a Current Report on Form 8-K reporting under Item 5 thereof the signing of a definitive agreement to acquire BuyDirect.com.


                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Sunnyvale, California, on May 17, 1999.

                                        Beyond.com Corporation

                                        By         /s/ Mark L. Breier
                                           -------------------------------------
                                                       Mark L. Breier
                                            President, Chief Executive Officer
                                                     and Director

                                        By       /s/ Michael J. Praisner
                                           -------------------------------------
                                                     Michael J. Praisner
                                                       Vice President,
                                                  Finance and Administration
                                                  and Chief Financial Officer