Form 10-Q
period 1999-06-30
BEYOND COM CORP
filed 1999-08-16
CIK 1060531

      FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 16, 1999

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                ----------------

                                    FORM 10-Q
          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                               Yes [X]   No [ ]

       The number of shares of the registrant's Common Stock, $.001 par value per share, outstanding as of July 30, 1999 was 35,968,702.


================================================================================

PART I.  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                             BEYOND.COM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                  JUNE 30,
                                                                    1999            DECEMBER 31,
                                                                 (UNAUDITED)            1998
                                                                ------------        ------------
ASSETS:
CURRENT ASSETS:
     Cash, cash equivalents and short-term investments          $    123,958        $     81,548
     Accounts receivable, net                                         18,884               8,785
     Prepaid partnership agreements                                    8,906               4,091
     Prepaid expenses and other current assets                         3,708               2,110
     Note receivable from a director                                       -                 270
     Cost of deferred revenue                                         15,773               5,255
                                                                ------------        ------------
TOTAL CURRENT ASSETS                                                 171,229             102,059
NON-CURRENT ASSETS:
Property and equipment, net                                            7,395               3,150
Deposits and other non-current assets                                  5,325               4,695
Goodwill and other intangible assets                                 124,901                   -
                                                                ------------        ------------
TOTAL ASSETS                                                    $    308,850        $    109,904
                                                                ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
     Accounts payable                                           $     22,179        $     14,443
     Other accrued liabilities                                        10,118               1,261
     Accrued interest expense                                            382                 483
     Current obligation under capital leases                             118                   -
     Deferred revenue                                                 16,726               5,744
                                                                ------------        ------------
TOTAL CURRENT LIABILITIES                                             49,523              21,931
Non-current obligations under capital leases                             105                   -
Convertible notes payable                                             63,250              63,250
STOCKHOLDER'S EQUITY:
     Common stock                                                    295,063              69,311
     Deferred compensation                                            (3,894)             (2,226)
     Unrealized gain on investments                                      139
     Accumulated deficit                                             (95,336)            (42,362)
                                                                ------------        ------------
TOTAL STOCKHOLDERS' EQUITY                                           195,972              24,723
                                                                ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $    308,850        $    109,904
                                                                ============        ============


NOTE: THE BALANCE SHEET AT DECEMBER 31, 1998 HAS BEEN DERIVED FROM THE AUDITED FINANCIAL STATEMENTS AT THAT DATE.


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             BEYOND.COM CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED,                   SIX MONTHS ENDED,
                                                         -------------------------------       -------------------------------
                                                           JUNE 30,           JUNE 30,           JUNE 30,           JUNE 30,
                                                             1999               1998               1999               1998
                                                         ------------       ------------       ------------       ------------
Net revenues                                             $     26,319       $      7,577       $     45,421       $     13,769
Cost of revenues                                               22,321              6,408             38,525             11,662
                                                         ------------       ------------       ------------       ------------
Gross profit                                                    3,998              1,169              6,896              2,107
  Operating expenses:
  Research and development                                      2,849              1,076              4,580              1,679
  Sales and marketing                                          20,619              4,118             37,181              6,070
  General and administrative                                    2,631                878              4,889              1,513
  Goodwill and deferred compensation
  amortization                                                 12,304                494             13,036                494
                                                         ------------       ------------       ------------       ------------
Total operating expenses                                       38,403              6,566             59,686              9,756
                                                         ------------       ------------       ------------       ------------
Loss from operations                                          (34,405)            (5,397)           (52,790)            (7,649)
Other income (expense), net                                       226               (167)              (184)              (142)
                                                         ------------       ------------       ------------       ------------
NET LOSS                                                 $    (34,179)      $     (5,564)      $    (52,974)      $     (7,791)
                                                         ------------       ------------       ------------       ------------
Accretion of premium of preferred stock                             -                (25)                 -                (51)
                                                         ------------       ------------       ------------       ------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS               $    (34,179)      $     (5,589)      $    (52,974)      $     (7,842)
                                                         ============       ============       ============       ============

BASIC AND DILUTED NET LOSS PER SHARE                     $      (0.97)      $      (0.47)      $      (1.66)      $      (0.75)
                                                         ============       ============       ============       ============
Weighted average shares outstanding used in
computing basic and diluted net loss per share                 35,283             11,863             31,843             10,471
                                                                            ============                          ============

PRO FORMA BASIC AND DILUTED NET LOSS PER SHARE                              $      (0.25)                         $      (0.37)
                                                                            ============                          ============
Weighted average shares outstanding used in
computing pro forma basic and diluted net loss
per share                                                                         22,197                                21,224
                                                                            ============                          ============


SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             BEYOND.COM CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                       SIX MONTHS ENDED
                                                                              ---------------------------------
                                                                                 JUNE 30,            JUNE 30,
                                                                                   1999                1998
                                                                              -------------       -------------
OPERATING ACTIVITIES
   Net loss                                                                   $     (52,974)      $      (7,791)
   Adjustments  to reconcile  net loss to net cash used in operating activities:
     Depreciation and amortization                                                    1,129                 237
     Amortization of intangible assets and deferred compensation                     13,036                 494
   Changes in operating assets and liabilities:
     Accounts receivable                                                             (9,929)               (725)
     Prepaid expenses and other current assets                                       (5,230)             (6,354)
     Cost of deferred revenue                                                       (10,518)              4,857
     Accounts payable                                                                 6,558               1,228
     Other accrued liabilities                                                         (119)              1,896
     Deferred revenue                                                                10,978              (5,174)
                                                                              -------------       -------------
          NET CASH USED IN OPERATING ACTIVITIES                                     (47,069)            (11,332)

INVESTING ACTIVITIES
   Purchases of short-term investments                                              (52,485)                  -
   Costs associated with the acquisition of BuyDirect.com                            (5,839)                  -
   Purchases of property and equipment                                               (4,078)               (894)
                                                                              -------------       -------------
          NET CASH USED IN INVESTING ACTIVITIES                                     (62,402)               (894)

FINANCING ACTIVITIES
   Proceeds from issuance of notes payable                                                -               4,800
   Repayment of note payable to shareholder and director                                  -                 (60)
   Repayment of capital leases                                                          (45)                (13)
   Proceeds from sale of redeemable convertible preferred stock                           -               2,950
   Net proceeds from sale of common stock                                            98,778              49,023
   Proceeds from exercises of stock options                                             663                   -
                                                                              -------------       -------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                                  99,396              56,700
                                                                              -------------       -------------
Net decrease in cash and cash equivalents                                           (10,075)             44,474
Cash and cash equivalents at beginning of period                                     81,548               2,571
                                                                              -------------       -------------
Cash and cash equivalents at end of period                                    $      71,473       $      47,045
                                                                              =============       =============
Supplemental disclosure of non-cash Financing activities:
   Common stock issued in acquisition of BuyDirect.com                        $     120,542                $ --

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of Management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K dated March 31, 1999 filed with the Securities and Exchange Commission.

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


NOTE 3 -SECONDARY PUBLIC OFFERING OF COMMON STOCK

On April 14, 1999, Beyond.com completed the sale of 4,000,000 shares of its common stock in a public offering, which generated net proceeds of $98.5 million to the Company. Under the terms of this offering, selling shareholders liquidated 1,000,000 shares of common stock. No proceeds from this portion of the offering benefited Beyond.com.


NOTE 4 - CONTRACT WITH INTELLISYS TECHNOLOGY CORPORATION TO SERVE INTERNAL REVENUE SERVICE


On June 23, 1999, Beyond.com signed a contract with Intellisys Technology Corporation whereby Beyond.com will be the reseller of electronically delivered and shrink wrapped software applications to the United States Internal Revenue Service, will design and implement specialized online software stores, and will implement proprietary electronic download managers targeting 130,000 IRS employees and agents. The 65-month agreement is renewable on an annual basis. Beyond.com recognized an immaterial amount of revenue related to this contract in the quarter ended June 30, 1999.

NOTE 5 -LOSS PER SHARE

Net loss per share is presented in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128). Pro forma net loss per share has been computed under FAS 128 and also gives effect to the conversion of redeemable convertible preferred stock not included in net loss per share that converted upon completion of our initial public offering.

If Beyond.com had reported net income, diluted earnings per share would have included the shares used in the computation of basic and diluted net loss per share and pro forma basic and diluted net loss per share as well as an additional approximately 6,122,555 and 6,946,366 common equivalent shares related to the outstanding options and warrants (determined using the treasury stock method) for the three months ended March 31, 1998 and 1999, respectively, and an additional 3,449,000 shares in the three months ended March 31, 1999 related to the convertible notes payable (using the if-converted method)


NOTE 6 - SEGMENT REPORTING

During the year ended December 31, 1998 the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" which establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial statements. For all periods presented, we have viewed our operations as principally one segment, Software sales. As a result, all of the financial information presented represents all financial information related to our principal operating segment.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years commencing after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company currently does not make use of derivatives and management anticipates that the adoption of SFAS No. 133 will not have a significant effect on earning or the financial position of the Company.

NOTE 8 - COMPREHENSIVE INCOME

Accumulated other comprehensive income presented in the accompanying consolidated balance sheet consists of the accumulated net unrealized gains and losses on available-for-sale marketable securities.

The components of comprehensive income for the three months ended June 30, 1999 and June 30, 1998 are as follows (in thousands):

                                                                                Three Months Ended June 30,
                                                                               =============================
                                                                                  1999               1998
                                                                               ==========         ==========
Net income                                                                     $  (34,179)        $   (5,589)
Other comprehensive income
   Change in unrealized gain (loss) on available-for-sale investments                (139)                --
                                                                               ==========         ==========
Comprehensive income                                                           $  (34,318)        $   (5,589)
                                                                               ==========         ==========

ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain statements in this Quarterly Report on Form 10-Q are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words "believes," "anticipates," "intends," plans," estimates," and similar expressions are forward looking statements. Such forward-looking statements contained herein include statements relating to our expectations and beliefs that arrangements with America Online, Excite@Home and Yahoo! will represent significant distribution channels for our products, that research and development expenses will continue to increase in both absolute dollars and as a percentage of revenue, and that our cash as of June 30, 1999 will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 14 months, and are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward looking statements. Such risks include the risk that actual benefits of arrangements with our strategic partners will be inconsistent with anticipated benefits, that we cannot meet our anticipated needs for working capital and capital expenditures as expected and that we will not be able to access additional capital if required on terms acceptable to us. For a more detailed discussion of these and other business risks, see our annual report filed on Form 10-K pursuant to Section 13 or 15(d) of the Securities Act of 1934 dated March 31, 1999, with the Commission.

OVERVIEW

     We are a leading online reseller of commercial off-the-shelf computer software to the consumer, small business and large enterprise markets. Through our online store (www.beyond.com), we offer customers a comprehensive selection of software as well as related computer peripheral products, helpful customer service, a convenient shopping experience and competitive prices. We believe that our Beyond.com Web site is one of the most widely known and used sites on the World Wide Web for the purchase of software. We deliver software to customers one of two ways: either we physically deliver the shrink-wrap software package or we deliver the software over the Internet through digital download. We launched our Web site in November 1994 under the name CyberSource Corporation and maintained a Web site named software.net. In December 1997, we spun-off our e-commerce services business and changed our name to software.net Corporation. In June 1998, we completed the initial public offering of our common stock. In August 1998, we initiated an aggressive regional radio and national print advertising campaign to promote the brand. In November 1998, we completed the offering of $63.25 million aggregate principal amount of our 7 1/4% Convertible Subordinated Notes. In December 1998, we initiated a regional television advertising campaign and we changed our legal corporate name to Beyond.com Corporation. We intend to continue an aggressive advertising campaign to promote our brand in 1999.

     In March 1998, we expanded our third party sales channel by entering into strategic relationships with America Online and Excite@Home, and in February 1999, we further expanded our third party sales channel by entering into a relationship with Yahoo!. Under the America Online agreement, we are the exclusive reseller of software on certain screens on the America Online service and America Online's Web site, aol.com. On other America Online screens we are a semi-exclusive reseller of software. Under the Excite@Home and Yahoo! agreements, we have the right to display banner advertisements and links to our Web site on certain Excite@Home and Yahoo! screens. In addition, Excite@Home cannot display paid promotional links or banner advertisements of any other software reseller on specified Excite@Home screens related to software.

     Under these agreements, America Online, Excite@Home and Yahoo! are obligated to deliver minimum numbers of screen views with links to our Web site. We call these screen views "Impressions." Under the America Online agreement, we must make fixed payments originally totaling approximately $21 million. In addition, under the Excite@Home and Yahoo! agreements, we must make certain fixed payments to Excite@Home and Yahoo!, respectively, over the three-year and 18-month terms of the respective agreements. We also have agreed to pay America Online and Excite@Home a percentage of certain transactional revenues and, in the case of America Online, advertising revenues we earn in excess of specified thresholds. In addition, we have agreed to make certain performance-based payments to Yahoo! The America Online agreement terminates in August 2001, the Excite@Home agreement terminates when Excite@Home has delivered a certain number of impressions, but no earlier than April 2001 and the Yahoo! agreement terminates 18 months after initial activation.

     We expect these arrangements with America Online, Excite@Home and Yahoo!, to represent significant distribution channels for our products. If we, or the other party to any of these agreements, elect to terminate any of the agreements it likely would have a material adverse effect on our business. We cannot assure that we will achieve sufficient online traffic or generate sufficient revenue to justify our payment obligations to America Online, Excite@Home and Yahoo!, nor can we assure that we will achieve sufficient online traffic or generate sufficient revenue to satisfy our contractual obligations necessary to prevent termination of the America Online, Excite@Home or Yahoo! agreements.

     Pursuant to our agreements with America Online, Excite@Home, Network Associates, Yahoo!, Cnet, ZDNet, @Home, Roadrunner/Service Co. and Xoom we are obligated to pay a total of approximately $33.7 million from June 30, 1999 through December 31, 2001, of which approximately $8.7 million must be paid during the remainder of 1999.

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

     Each year since inception, we have incurred increasingly larger net losses. These annual net losses increased from $1.5 million in 1996 to $5.4 million in 1997, $31.1 million in 1998 and $53 million in the six months ended June 30, 1999. We anticipate our losses will increase significantly from current levels because we expect to incur additional costs and expenses related to:

     o    brand development, marketing, and promotion;

     o    Web site content development;

     o    strategic relationship development and maintenance;

     o technology and operating infrastructure development, including improved digital download capabilities;

     o    increased headcount, facilities and infrastructure; and

     o assimilation of operations and personnel related to potential future mergers and acquisitions.

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

     We base our current and future expense levels, which are largely fixed, on our operating plans and estimates of future revenues. In view of the rapidly evolving nature of our business, possible future acquisitions and our limited operating history of selling software online, we have little experience forecasting our revenues. Therefore, we believe that period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely upon them as an indication of our future performance. If we cannot achieve and sustain operating profitability or positive cash flows from operations, we may be unable to meet our debt service obligations or working capital requirements, which would adversely effect our business.

     We derive our revenues primarily from four sources:

     o sales of software to customers using credit cards, checks, and wire transfers;

     o sales of software to corporate customers that are invoiced directly under credit terms;

     o sales of software to various government agencies pursuant to contractual arrangements; and

     o to a lesser extent, amounts received from software publishers, hardware manufacturers, and other vendors for advertising and promotion.

In addition, we also derive revenues from the sale of certain computer peripherals and accessories. We recognize our revenues from the sale of software, net of estimated returns, either upon shipment of the physical product or delivery of the electronic product via digital download. We defer net revenues associated with the sale of software pursuant to contracts with the U.S. government that require us to provide continuing service, support, and performance and recognize these revenues over the period that we provide service, support, and performance. We recognize revenues derived from software publishers for advertising and promotional activities as the services are provided. Our U.S. government contracts are subject to annual review and renewal by the applicable government agency. Although all such contracts presently remain in full force and effect, the applicable U.S. government agency may terminate such contracts without cause or prior notice. Because the government contracts may be terminated without cause or prior notice, we cannot be certain that we will generate any revenues from U.S. government contracts in any future period. We recognize revenue from sales of computer peripherals and accessories upon the shipment of the physical product, at which time collectibility is probable and we have no remaining obligations.

RESULTS OF OPERATIONS FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 1999

     Net Revenues. Our net revenues increased from $7.6 million in the quarter ended June 30, 1998 to $26.3 million in the quarter ended June 30, 1999. This increase primarily resulted from increased sales to consumer and corporate customers and as a result of new U.S. government contracts.

     Our net revenues increased from $13.8 million in the six month period ended June 30, 1998 to $45.4 million in the six month period ended June 30, 1999. This increase primarily resulted from increased sales to consumer, corporate and government customers.

     Cost of Revenues. Our cost of revenues consists primarily of the costs of software and software licenses sold to consumer and corporate customers, related credit card processing fees and the costs of software licenses and software updates provided to the U.S. government. Our total cost of revenues increased from $6.4 million in the quarter ended June 30, 1998 to $22.3 million in the quarter ended June 30, 1999. This increase resulted from our increased software sales.

     Cost of revenues increased from $11.7 million in the six month period ended June 30, 1998 to $38.5 million in the six month period ended June 30, 1999. This increase was primarily the result of increased software sales.

     Gross Margin. Our gross margin (gross profit as a percentage of net revenues) decreased from 15.4% in the quarter ended June 30, 1998 to 15.2% in the quarter ended June 30, 1999. This decrease primarily resulted from a higher mix of lower margin sales to U.S. Government agencies and lower mix of higher margin advertising and promotion revenues, partially offset by an increased mix of consumer business and a $600,000 sale of software to CyberSource.

     Our gross margin deceased from 15.3% in the six month period ended June 30, 1998 to 15.2% in the six month period ended June 30, 1999 primarily as a result of a higher mix of lower margin sales to U.S. Government Agencies and lower mix of higher margin advertising and promotion revenues partially offset by an increased mix of consumer business and a $600,000 sale of software to CyberSource. In the future, we may expand or increase the discounts we offer to customers or otherwise alter our pricing structures and policies. If we take such an action, it may have an adverse impact on gross margin in future periods. Further, although we intend to increase the percentage of higher margin consumer business, higher margin digital download revenues, and higher margin advertising and promotional revenues as a percentage of our total net revenues in future periods, there is no guarantee that we will be able to do so. In future periods our gross margin may decline if the revenues we generate from sales to the U.S. government or sales to large enterprise customers increase as a percentage of our total net revenues.

     Research and Development Expenses. Our research and development expenses primarily consist of personnel and other expenses associated with developing and enhancing our Web sites as well as associated facilities related expenses. Our research and development expenses increased from $1.1 million in the quarter ended June 30,

1998 to $2.8 million in the quarter ended June 30, 1999. These expenses decreased as a percentage of net revenues from 14.2% in the quarter ended June 30, 1998 to 10.8% in the quarter ended June 30, 1999. This increase in absolute dollars primarily was the result of increases in our personnel and depreciation on computer equipment.

     Our research and development expenses increased from $1.7 million, or 12.2% of net revenues, in the six months ended June 30, 1998 to $4.6 million, or 10.1% of net revenues, in the six months ended June 30, 1999. This increase in absolute dollars primarily was the result of increases in our personnel and depreciation on computer equipment. We anticipate that our research and development expenses will continue to increase in absolute dollars in future periods. Additionally, we anticipate that our research and development expenses will increase as a percent of revenue in future periods.

     Sales and Marketing Expenses. Our sales and marketing expenses consist primarily of promotional expenditures and costs associated with operating our Web sites, including personnel and related expenses. In addition, we include the expenditures associated with our strategic marketing alliances under sales and marketing expenses. Our sales and marketing expenses increased significantly from $4.1 million in the quarter ended June 30, 1998 to $20.6 million in the quarter ended June 30, 1999. These expenses also increased significantly as a percentage of net revenues from 54.3% in the quarter ended June 30, 1998 to 78.3% in the quarter ended June 30, 1999. This increase both in absolute dollars and as a percentage of net revenues was primarily the result of costs associated with:

     o    developing and maintaining our strategic marketing alliances;

     o a branding and marketing campaign (including expenses associated with our re-branding efforts); and

     o an increase in personnel to support increased sales and marketing and advertising expenditures.

     Our sales and marketing expenses increased from $6.1 million, or 44.1% of net revenues, in the six months ended June 30, 1998, to $37.2 million, or 81.9% of net revenues, in the six months ended June 30, 1999. This increase both in absolute dollars and as a percentage of net revenues was primarily the result of costs associated with developing and maintaining our web site, a branding and marketing campaign, and an increase in personnel to support increased sales.

     We intend to continue to pursue aggressive branding, sales and marketing campaigns. In addition, our current strategic marketing alliances with America Online, Excite@Home, Netscape and Yahoo, in addition to the alliances with Cnet, ZDNet, @Home, Roadrunner/Service Co. and Xoom in the BuyDirect.com merger, require us to make payments totaling approximately $55.6 million over the terms of those agreements. As of June 30, 1999, approximately $33.7 million of this amount remained to be paid. We are expensing the costs associated with the America Online and Netscape agreements ratably over the terms of the respective agreements. We are expensing the costs associated with the Excite@Home agreement as costs are incurred and payments become due. We are expensing the minimum payment amounts over the three-year term of the Co-Hosting Agreement with Network Associates. We may enter into similar strategic marketing alliances requiring significant minimum payments in the future and, as a result, we may substantially increase our sales and marketing expenditures. Due to our planned aggressive branding, sales and marketing efforts and our current and potential financial commitments in connection with our strategic marketing alliances, we expect sales and marketing expenses to increase significantly in absolute dollars in future periods.

     General and Administrative Expenses. Our general and administrative expenses primarily consist of personnel expenses, legal and accounting expenses, and corporate facility-related expenses. Our general and administrative expenses increased from $878,000 in the quarter ended June 30, 1998 to $2.6 million in the quarter ended June 30, 1999. These expenses decreased, as a percentage of net revenues, from 11.6% in the quarter ended June 30, 1998 to 10.0% in the quarter ended June 30, 1999. This decrease as a percentage of net revenues was primarily the result of a relatively slower rate of hiring in the executive, finance, and human resources functions. However, general and administrative expenses increased in absolute dollars as a result of increased personnel-related costs and facilities-related expenses.

     Our general and administrative expenses increased from $1.5 million, or 11.0% of net revenues, in the six months ended June 30, 1998, to $4.9 million, or 10.8% of revenues, for the six months ended June 30, 1999. This decrease as a percentage of net revenues was primarily the result of a relatively slower rate of hiring in the executive, finance, and human resources functions. However, general and administrative expenses increased in absolute dollars as a result of increased personnel-related costs and facilities-related expenses. We anticipate that these expenses will continue to grow in absolute dollars as we incur additional expenses associated with operating as a public company and transitioning from a single site operation to multiple site operations.

     Amortization of Deferred Compensation and Other Intangible Assets. Expenses associated with the amortization of deferred compensation and other intangible assets related to the acquisition of BuyDirect.com in March 1999 and the grant of stock options, increased from $494,000 in the quarter ended June 30, 1998, to $12.3 million in the quarter ended June 30, 1999.

     Expenses associated with the amortization of deferred compensation and other intangible assets, increased from $494,000 in the six months ended June 30, 1998, to $13.0 million in the six months ended June 30, 1999. This increase was primarily the result of the amortization of intangible assets related to the acquisition of BuyDirect.com. We expect the amortization of goodwill and other intangible assets to remain at these levels in future periods. Additionally, we believe it is unlikely that we will generate additional earnings sufficient to recover the amount of goodwill and other intangible assets recorded during the period in which they are amortized.

     Interest Income and Expense, net. Interest income, net, consists of earnings on our cash investments, net of interest costs related to our financing obligations. Interest income, net, increased from a net interest expense of $167,000 in the quarter ended June 30, 1998 to net interest income of $226,000 in the quarter ended June 30, 1999. This increase was primarily a result of interest income from higher average cash balances related to proceeds from our follow-on equity offering.

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


LIQUIDITY AND CAPITAL RESOURCES

     From inception through June 30, 1999, we financed our operations primarily through private sales of preferred stock, our initial public offering of 5,750,000 shares of our common stock, the sale of our 7 1/4% Convertible Subordinated Notes, and our follow-on public offering of 4,000,000 shares of our common stock. We raised cumulative net cash proceeds totaling $14.8 million through private sales of preferred stock. In June 1998, we received net proceeds of $46.8 million from our initial public offering. We raised an additional $2.0 million at the closing of our initial public offering through the sale of common stock to America Online pursuant to a Common Stock and Warrant Subscription Agreement entered into in March 1998. In May 1998, we received $4.8 million through a credit agreement that we entered into with Deutsche Bank AG. We repaid all monies borrowed under that credit agreement in November 1998. In November and December 1998, we raised net cash proceeds totaling approximately $63.3 million through the sale of our 7 1/4% Convertible Subordinated Notes. On April 14, 1999, we completed the sale of 4 million shares of our common stock in a public offering, which generated net proceeds of $98.5 million.

     As of June 30, 1999, we had approximately $124 million of cash compared with $47 million at June 30, 1998. Our current strategic marketing alliances provide for remaining payments of approximately $8.7 million in 1999, approximately $16.4 million in 2000 and approximately $7.7 million in 2001. Currently, we have no other material commitments other than those under our operating leases and the U.S. government contracts.

     We used net cash of $11.3 million in operating activities in the six months ended June 30, 1998, and we used net cash of $47.1 million in operating activities in the six months ended June 30, 1999. Our cash used in operating activities in the six months ended June 30, 1999 was primarily comprised of the net effect of:

     o    a net loss of $53 million;

     o an increase in accounts receivable totaling $9.9 million related to invoiced government contract revenues;

     o an increase in cost of deferred revenue and deferred revenue related to the execution of our U.S. government contracts;

     o an increase in accounts payable totaling $6.6 million related to costs associated with our U.S. government contracts, and

     o a non-cash charge of $13 million related to the amortization of deferred compensation and other intangible assets.

     We used net cash in investing activities in the six months ended June 30, 1999 of $62.4 million for acquisitions of leasehold improvements and computer equipment, investments in short-term securities, as well as costs associated with the acquisition of BuyDirect.com.

     We received net cash of $99.4 million in the six months ended June 30, 1999 from financing activities, primarily from proceeds of our follow-on public offering of our common stock and the exercise of stock options.

     We believe that our cash at June 30, 1999 will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 14 months. Thereafter, we expect that the cash we generate from operations likely will not be sufficient to satisfy our cash needs. We will need significant amounts of cash to make a variety of payments, including:

     o payment of the principal and interest on 7 1/4% Convertible Subordinated Notes when due;

     o payment of our financial obligations to America Online, Network Associates, Excite@Home, Yahoo!, CNET, XOOM, ZDNet and others; and

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

                           PART II. OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS - NOT APPLICABLE

ITEM 2:  CHANGES IN SECURITIES - NOT APPLICABLE

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES - NOT APPLICABLE

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 30, 1999, we convened a meeting of the stockholders of our Common Stock. At the meeting, the stockholders elected as directors: William S. McKiernan (with 16,016,307 voting for and 6,367 against), Mark L. Breier (with 16,016,307 voting for and 6,367 against), Bert Kolde (with 16,016,107 voting for and 6,567 against), Ronald S. Posner (with 16,016,107 voting for and 6,567 against), Douglas Carlston (with 16,016,107 voting for and 6,567 against), and John S. Chen (with 16,016,107 voting for and 6,567 against).

     The stockholders also approved an amendment to our Certificate of Incorporation, as amended, to increase the number of shares of Common Stock which we are authorized to issue form 50,000,000 shares to 70,000,000 shares (with 15,944,133 shares voting for, 71,721 against, and 6,820 abstaining).

     The stockholders also approved the Beyond.com Corporation 1999 Stock Incentive Plan (with 14,435,732 shares voting for, 1,580,922 against and 6,020 abstaining) and the Beyond.com Corporation 1999 Employee Stock Purchase Plan (with 15,999,660 shares voting for, 17,234 against, and 5,780 abstaining).

     The stockholders also ratified the appointment of Ernst & Young LLP as the independent auditors for the Company for the year ending December 31, 1999 (with 16,015,749 shares voting for, 3,127 against, and 3,798 abstaining).

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

ITEM 7:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  EXHIBITS

    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
  *+ 10.1        Contract dated June 23, 1999 between registrant and Intellisys
                 Technology Corporation
     27.1        Financial Data Schedule

+ Confidential treatment has been requested as to certain portions of this exhibit.

* To be filed by amendment.

(b)  REPORTS ON FORM 8-K

None.



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Sunnyvale, California, on August 16, 1999.

                                       Beyond.com Corporation

                                       By /s/       Mark L. Breier
                                         ---------------------------------------
                                                    Mark L. Breier
                                            President, Chief Executive Officer
                                                      and Director


                                       By /s/      Michael J. Praisner
                                         ---------------------------------------
                                                   Michael J. Praisner
                                               Vice President, Finance and
                                                   Administration and
                                                 Chief Financial Officer

                                 Exhibit Index


    EXHIBIT
    NUMBER                             DESCRIPTION
    -------                            -----------
   +*10.1        Contract dated June 23, 1999 between registrant and Intellisys
                 Technology Corporation
     27.1        Financial Data Schedule

+ Confidential treatment has been requested as to certain portions of this exhibit.

* To be filed by amendment.