Form 10-Q
period 1999-09-30
BEYOND COM CORP
filed 1999-11-15
CIK 1060531

     FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 15, 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                            ------------------------

                                   FORM 10-Q

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 0-24457
                             BEYOND.COM CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                          7375                         94-3212136
 (STATE OR OTHER JURISDICTION    (PRIMARY STANDARD INDUSTRIAL          (I.R.S. EMPLOYER
      OF INCORPORATION OR         CLASSIFICATION CODE NUMBER)       IDENTIFICATION NUMBER)
         ORGANIZATION)

                            3200 PATRICK HENRY DRIVE
                         SANTA CLARA, CALIFORNIA 94054
                                 (408) 855-3000
              (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER,
       INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  [X]     No  [ ]

     The number of shares of the registrant's Common Stock, $.001 par value per share, outstanding as of October 31, 1999 was 36,249,622. [ ]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             BEYOND.COM CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                              SEPTEMBER 30,
                                                                  1999        DECEMBER 31,
                                                               (UNAUDITED)        1998
                                                              -------------   ------------
Current assets:
  Cash, cash equivalents and short-term investments.........    $  86,959       $ 81,548
  Accounts receivable, net..................................       12,970          8,785
  Prepaid partnership agreements............................        6,914          4,091
  Prepaid expenses and other current assets.................       11,526          2,110
  Note receivable from a director...........................           --            270
  Cost of deferred revenue..................................       13,460          5,255
                                                                ---------       --------
Total current assets........................................      131,829        102,059
Non-current assets:
Property and equipment, net.................................        9,026          3,150
Deposits and other non-current assets.......................        6,674          4,695
Goodwill and other intangible assets, net...................      113,614             --
                                                                ---------       --------
Total Assets................................................    $ 261,143       $109,904
                                                                ---------       --------

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  12,356       $ 14,443
  Other accrued liabilities.................................       10,985          1,261
  Accrued interest expense..................................        1,528            483
  Current obligation under capital leases...................          118             --
  Deferred revenue..........................................       13,584          5,744
                                                                ---------       --------
Total current liabilities...................................       38,571         21,931
Non-current obligations under capital leases................           58             --
Convertible notes payable...................................       63,250         63,250
Stockholder's Equity:
  Common stock..............................................      295,262         69,311
  Deferred compensation.....................................       (3,087)        (2,226)
  Unrealized gain on investments............................          207             --
  Accumulated deficit.......................................     (133,118)       (42,362)
                                                                ---------       --------
Total stockholders' equity..................................      159,264         24,723
                                                                ---------       --------
Total Liabilities and Stockholders' Equity..................    $ 261,143       $109,904
                                                                =========       ========

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

           See notes to Condensed Consolidated Financial Statements.

                             BEYOND.COM CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED,             NINE MONTHS ENDED,
                                               -----------------------------   -----------------------------
                                               SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                   1999            1998            1999            1998
                                               -------------   -------------   -------------   -------------
Net revenues.................................    $ 36,599         $ 9,742        $ 82,020        $ 23,511
Cost of revenues.............................      32,285           8,281          70,809          19,943
                                                 --------         -------        --------        --------
Gross profit.................................       4,314           1,461          11,211           3,568
Operating expenses:
  Research and development...................       2,523           1,266           7,103           2,967
  Sales and marketing........................      24,178           7,928          61,359          14,026
  General and administrative.................       3,500           1,062           8,390           2,525
  Goodwill and deferred compensation
     amortization............................      12,069             487          25,105             980
                                                 --------         -------        --------        --------
Total operating expenses.....................      42,270          10,743         101,957          20,498
                                                 --------         -------        --------        --------
Loss from operations.........................     (37,956)         (9,282)        (90,746)        (16,930)
Other income (expense), net..................         174             384             (10)            241
                                                 --------         -------        --------        --------
NET LOSS.....................................    $(37,782)        $(8,898)       $(90,756)       $(16,689)
                                                 ========         =======        ========        ========
Accretion of premium on preferred stock......          --              --              --             (51)
                                                 --------         -------        --------        --------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS...    $(34,782)        $(8,898)       $(90,756)       $(16,740)
                                                 ========         =======        ========        ========
BASIC AND DILUTED NET LOSS PER SHARE.........    $  (1.05)        $ (0.33)       $  (2.73)       $  (1.04)
                                                 ========         =======        ========        ========
Weighted average shares outstanding used in
  computing basic and diluted net loss per
  share......................................      36,042          27,300          33,259          16,089
                                                 ========         =======        ========        ========

           See notes to Condensed Consolidated Financial Statements.

                             BEYOND.COM CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                              -----------------------------
                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  1999            1998
                                                              -------------   -------------
OPERATING ACTIVITIES
Net loss....................................................    $(90,756)       $(16,689)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................       1,925             419
     Amortization of intangible assets and deferred
      compensation..........................................      25,105           1,090
  Changes in operating assets and liabilities:
     Accounts receivable....................................      (4,015)         (7,916)
     Prepaid expenses and other current assets..............     (12,405)         (7,781)
     Cost of deferred revenue...............................      (8,205)          1,328
     Accounts payable.......................................      (3,265)          4,467
     Other accrued liabilities..............................       1,894           2,797
     Deferred revenue.......................................       7,836          (1,578)
                                                                --------        --------
       Net cash used in operating activities................     (81,886)        (23,863)
INVESTING ACTIVITIES
  Purchases of short-term investments, net..................     (57,798)             --
  Costs associated with the acquisition of BuyDirect.com....      (5,849)             --
  Purchases of property and equipment.......................      (6,504)         (1,949)
                                                                --------        --------
       Net cash used in investing activities................     (70,151)         (1,949)
FINANCING ACTIVITIES
  Proceeds from issuance of notes payable...................          --           4,800
  Repayment of note payable to shareholder and director.....          --             (60)
  Repayment of capital leases...............................         (92)            (57)
  Proceeds from sale of redeemable convertible preferred
     stock..................................................          --           2,924
  Net proceeds from sale of common stock and exercise of
     stock options..........................................      99,150          48,833
  Capitalized costs related to common stock offering........         524              --
                                                                --------        --------
       Net cash provided by financing activities............      99,582          56,440
                                                                --------        --------
Net (decrease)/increase in cash and cash equivalents........     (52,455)         30,628
Cash and cash equivalents at beginning of period............      81,548           2,571
                                                                --------        --------
Cash and cash equivalents at end of period..................    $ 29,093        $ 33,199
                                                                ========        ========
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
  Common stock issued in acquisition of BuyDirect.com.......    $120,542        $     --

           See notes to Condensed Consolidated Financial Statements.

                             BEYOND.COM CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of Management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ending December 31, 1998 filed with the Securities and Exchange Commission.

NOTE 2 -- ACQUISITION OF BUYDIRECT.COM

     On March 30, 1999, a wholly owned subsidiary of Beyond.com merged with and into BuyDirect.com, an online software retailer for consumers and business customers. BuyDirect.com was originally launched as a service of CNET and became a wholly owned subsidiary in March 1998.

     Upon the closing of this merger, Beyond.com issued 4,930,123 shares of its common stock to BuyDirect.com's stockholders in exchange for their outstanding shares of BuyDirect.com common and preferred stock. Beyond.com assumed options to purchase 281,757 shares of its common stock in connection with the merger. The common stock issued was valued at $120.5 million based on the average closing price of the common stock for the five trading days immediately preceding the announcement of the acquisition and the five trading days following the announcement of the acquisition. We accounted for the merger using the purchase method of accounting. The purchase price of approximately $139.1 million included the fair market value of the common stock of $120.5 million, the fair value of the fully vested options assumed of $2.7 million, liabilities assumed of $13.0 million and $2.9 million in acquisition costs incurred in connection with the merger. The fair value of the unvested options assumed of $4.6 million has been recorded as deferred compensation.

NOTE 3 -- SECONDARY PUBLIC OFFERING OF COMMON STOCK

     On April 14, 1999, Beyond.com completed the sale of 4,000,000 shares of its common stock in a public offering, which generated net proceeds of $98.5 million to the Company. Under the terms of this offering, selling shareholders liquidated 1,000,000 shares of common stock. No proceeds from this portion of the offering benefited Beyond.com.

NOTE 4 -- CONTRACT WITH INTELLISYS TECHNOLOGY CORPORATION TO SERVE INTERNAL REVENUE SERVICE

     On June 16, 1999, Beyond.com signed a contract with Intellisys Technology Corporation whereby Beyond.com will be the reseller of electronically delivered and shrink wrapped software applications to the United States Internal Revenue Service, will design and implement specialized online software stores, and will implement proprietary electronic download managers targeting 130,000 IRS employees and agents. The 65-month agreement is renewable on an annual basis. Beyond.com recognized approximately $2.9 million of revenue related to this contract in the nine months ended September 30, 1999.

                             BEYOND.COM CORPORATION

NOTE 5 -- ACQUISITION OF SOFTGALLERY SARL

     Beyond.com entered an agreement effective September 24, 1999 to acquire SoftGallery SARL, a Paris, France based, leading European online software reseller of digitally downloadable software products. Upon the closing of this merger in October 1999, Beyond.com issued 247,000 shares of its common stock to SoftGallery stockholders in exchange for their outstanding shares of SoftGallery common and preferred stock; however, 80 percent of the Beyond.com shares issued in the exchange, or 198,000 shares, are held in escrow and subject to SoftGallery meeting specific European revenue targets and employment contingencies. The shares held in escrow will be delivered in various intervals over the next 48 months as SoftGallery meets the specific European revenue targets and employment contingencies. The common stock to be issued is initially valued at $3.2 million based on the average closing price of the common stock for the five trading days immediately preceding the September 29, 1999 announcement of the acquisition and the five trading days following the announcement of the acquisition. Beyond.com will adjust the value of the shares to be issued related to the SoftGallery acquisition to reflect the current fair market value of the common shares issued at the time the specific European revenue targets and employment contingencies are met and the related shares are earned. Beyond.com has not yet determined the total amount or allocation of the purchase price. Beyond.com will account for the merger using the purchase method of accounting. The purchase price will also include liabilities assumed of $167,000, a cash payment of $500,000, and any acquisition costs incurred in connection with the merger.

NOTE 6 -- LOSS PER SHARE

     Net loss per share is presented in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS
128). Pro forma net loss per share for 1998 has been computed under FAS 128 and also gives effect to the conversion of redeemable convertible preferred stock not included in net loss per share that converted upon completion of our initial public offering. Pro forma net loss per share for the three and nine-month periods ended September 30, 1998 were $0.33 and $0.72, respectively.

     If Beyond.com had reported net income, diluted earnings per share for the three and nine months ended September 30, 1999 and 1998 would have included the shares used in the computation of basic and diluted net loss per share as well as additional common equivalent shares related to options to purchase 7,053,000 and 5,309,000 shares of common stock outstanding as of September 30, 1999 and 1998, respectively. In addition, diluted earnings per share for the three and nine month periods ended September 30, 1999 would have included 3,449,000 additional common equivalent shares related to the convertible notes payable (using the if-converted method).

NOTE 7 -- SEGMENT REPORTING

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

NOTE 8 -- RECENT ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal years commencing after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain

                             BEYOND.COM CORPORATION
derivative instruments embedded in other contracts, and for hedging activities. The Company currently does not make use of derivatives and management anticipates that the adoption of SFAS No. 133 will not have a significant effect on earning or the financial position of the Company.

NOTE 9 -- FOURTH QUARTER REFUND OF PREPAID ADVERTISING SERVICES

     In October 1999, Beyond.com decided to scale back its planned fourth quarter television and radio advertising campaign. As a result of this decision, Beyond.com was refunded approximately $8.9 million of prepaid advertising services.

NOTE 10 -- COMPREHENSIVE INCOME

     Accumulated other comprehensive income presented in the accompanying consolidated balance sheet consists of the accumulated net unrealized gains and losses on available-for-sale marketable securities.

     The components of comprehensive income for the three and nine months ended September 30, 1999 and September 30, 1998 are as follows (in thousands):

                                              THREE MONTHS ENDED,                NINE MONTHS ENDED,
                                         ------------------------------    ------------------------------
                                         SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                             1999             1998             1999             1998
                                         -------------    -------------    -------------    -------------
Net income.............................    $(37,782)         $(8,898)        $(90,756)        $(16,689)
Other comprehensive income
  Change in unrealized gain (loss) on
     available-for-sale investments....          68               --              207               --
                                           --------          -------         --------         --------
Comprehensive income...................    $(37,714)         $(8,898)        $(90,549)        $(16,689)
                                           ========          =======         ========         ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this Quarterly Report on Form 10-Q are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words "believes," "anticipates," "intends," plans," estimates," and similar expressions are forward looking statements. Such forward-looking statements contained herein include statements relating to our intentions, expectations and beliefs that we will continue advertising efforts to promote our brand, arrangements with America Online, Excite@Home and Yahoo! will represent significant distribution channels for our products, losses will continue at the rate in which we are incurring in 1999, research and development expenses will continue to increase in both absolute dollars and as a percentage of revenue, we will continue to pursue branding, sales and marketing campaigns, that our cash as of September 30, 1999 will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 11 months, and our systems, including components thereof provided by third-party vendors, will be year 2000 compliant by the year 2000, and are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward looking statements. Such risks include the risk that actual benefits of arrangements with our strategic partners will be inconsistent with anticipated benefits, that we cannot meet our anticipated needs for working capital and capital expenditures as expected and that we will not be able to access additional capital if required on terms acceptable to us. For a more detailed discussion of these and other business risks, see our annual report filed on Form 10-K pursuant to Section 13 or 15(d) of the Securities Act of 1934 dated March 31, 1999, with the Commission.

OVERVIEW

     We are a leading online reseller of commercial off-the-shelf computer software to the consumer, small business and large enterprise markets. Through our online store (www.beyond.com), we offer customers a comprehensive selection of software as well as related computer peripheral products, helpful customer service, a convenient shopping experience and competitive prices. We believe that our Beyond.com Web site is one of the most widely known and used sites on the World Wide Web for the purchase of software. We deliver software to customers one of two ways: either we physically deliver the shrink-wrap software package or we deliver the software over the Internet through digital download. We launched our Web site in November 1994 under the name CyberSource Corporation and maintained a Web site named software.net. In December 1997, we spun-off our e-commerce services business and changed our name to software.net Corporation. In June 1998, we completed the initial public offering of our common stock. In August 1998, we initiated an aggressive regional radio and national print advertising campaign to promote the brand. In November 1998, we completed the offering of $63.25 million aggregate principal amount of our 7 1/4% Convertible Subordinated Notes. In December 1998, we initiated a regional television advertising campaign and we changed our legal corporate name to Beyond.com Corporation. We intend to continue advertising efforts to promote our brand in 1999 and into 2000.

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

     Pursuant to our agreements with America Online, Excite@Home, Network Associates, Yahoo!, Cnet, ZDNet, @Home, Roadrunner/Service Co. and Xoom we are obligated to pay a total of approximately $35.4 million from September 30, 1999 through December 31, 2001, of which approximately $8.3 million must be paid during the remainder of 1999.

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

     Each year since inception, we have incurred increasingly larger net losses. These annual net losses increased from $1.5 million in 1996 to $5.4 million in 1997, $31.1 million in 1998 and $90.8 million in the nine months ended September 30, 1999. We anticipate our losses will continue at approximately the rate at which we are incurring losses in 1999 as we expect to continue to incur costs and expenses related to:

     - brand development, marketing, and promotion;

     - Web site content development;

     - strategic relationship development and maintenance;

     - technology and operating infrastructure development, including improved digital download capabilities;

     - increased headcount, facilities and infrastructure; and

     - assimilation of operations and personnel related to potential future mergers and acquisitions.

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

     - sales of software to customers using credit cards, checks, and wire transfers;

     - sales of software to corporate customers that are invoiced directly under credit terms;

     - sales of software to various government agencies pursuant to contractual arrangements; and

     - to a lesser extent, amounts received from software publishers, hardware manufacturers, and other vendors for advertising and promotion.

     In addition, we also derive revenues from the sale of certain computer peripherals, accessories, and internally developed applications. We recognize our revenues from the sale of software, net of estimated returns, either upon shipment of the physical product or delivery of the electronic product via digital download. We defer net revenues associated with the sale of software pursuant to contracts with the U.S. government that require us to provide continuing service, support, and performance and recognize these revenues over the period that we provide service, support, and performance. We recognize revenues derived from software publishers for advertising and promotional activities as the services are provided. Our U.S. government contracts are subject to annual review and renewal by the applicable government agency. Although all such contracts presently remain in full force and effect, the applicable U.S. government agency may terminate such contracts without cause or prior notice. Because the government contracts may be terminated without cause or prior notice, we cannot be certain that we will generate any revenues from U.S. government contracts in any future period. We recognize revenue from sales of computer peripherals, internally developed software and accessories upon the shipment of the physical product, at which time collectibility is probable and we have no remaining obligations.

     On July 14, 1999, we launched the first in a chain of worldwide online software stores in support of Symantec Corporation. These online stores will offer Symantec's full range of software products to customers via digital download or physical delivery. The initial online Symantec store was for United States customers. On September 23, 1999 we opened additional Symantec stores to serve customers in France, Germany, and the United Kingdom. In October 1999, we opened additional Symantec stores in the Netherlands, Canada, and Italy. These six international online stores are the first in a series of 11 planned international online stores that Beyond.com will develop and manage for Symantec. These international stores allow customers to purchase products in local currencies and are written in the local language.

     In September of 1999, Beyond.com launched eStore, a service which offers software publishers, hardware vendors and systems OEMs a full range of e-commerce solutions including: website design and operation, marketing and merchandizing support, transaction processing, physical and electronic fulfillment, as well as customer services. eStore will allow Beyond.com's business customers to sponsor their own professionally developed and managed online stores by leveraging off of Beyond.com's proven online sales infrastructure.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

     Net Revenues. Our net revenues increased from $9.7 million in the quarter ended September 30, 1998 to $36.6 million in the quarter ended September 30, 1999. This increase primarily resulted from increased sales to consumer and corporate customers and as a result of new U.S. government contracts.

     Our net revenues increased from $23.5 million in the nine-month period ended September 30, 1998 to $82.0 million in the nine-month period ended September 30, 1999. This increase primarily resulted from increased sales to consumer, corporate and government customers.

     Cost of Revenues. Our cost of revenues consists primarily of the costs of software and software licenses sold to consumer and corporate customers, related credit card processing fees and the costs of software licenses and software updates provided to the U.S. government. Our total cost of revenues increased from $8.3 million in the quarter ended September 30, 1998 to $32.3 million in the quarter ended September 30, 1999. This increase resulted from our increased software sales.

     Cost of revenues increased from $19.9 million in the nine-month period ended September 30, 1998 to $70.8 million in the nine-month period ended September 30, 1999. This increase was primarily the result of increased software sales.

     Gross Margin. Our gross margin (gross profit as a percentage of net revenues) decreased from 15.0% in the quarter ended September 30, 1998 to 11.8% in the quarter ended September 30, 1999. This decrease primarily resulted from a higher percentage of revenue coming from lower margin government and consumer customers. The margin on sales to consumer customers decreased as a result of marketing rebate programs offered during the quarter ended September 30, 1999.

     Our gross margin deceased from 15.2% in the nine month period ended September 30, 1998 to 13.7% in the nine month period ended September 30, 1999 primarily as a result of a higher percentage of revenue coming from lower margin government and corporate consumers, offset slightly by a $600,000 sale of internally developed software to CyberSource which had no corresponding costs in the 1999 period. In the future, we may expand or increase the discounts we offer to customers or otherwise alter our pricing structures and policies. If we take such an action, it may have an adverse impact on gross margin in future periods. Further, although we strive to increase the percentage of traditionally higher margin consumer business, higher margin digital download revenues, higher margin sales of internally developed software applications and higher margin advertising and promotional revenues as a percentage of our total net revenues in future periods, there is no guarantee that we will be able to do so. In future periods our gross margin may decline if the revenues we generate from sales to the U.S. government or sales to large enterprise customers continue to increase as a percentage of our total net revenues.

     Research and Development Expenses. Our research and development expenses primarily consist of personnel and other expenses associated with developing and enhancing our Web sites as well as associated facilities related expenses. Our research and development expenses increased from $1.3 million in the quarter ended September 30, 1998 to $2.5 million in the quarter ended September 30, 1999. These expenses decreased as a percentage of net revenues from 13.0% in the quarter ended September 30, 1998 to 6.9% in the quarter ended September 30, 1999. This increase in absolute dollars primarily was the result of increases in our personnel and depreciation on computer equipment.

     Our research and development expenses increased from $3.0 million, or 12.6% of net revenues, in the nine months ended September 30, 1998 to $7.1 million, or 8.7% of net revenues, in the nine months ended September 30, 1999. This increase in absolute dollars primarily was the result of increases in our personnel and depreciation on computer equipment. We anticipate that our research and development expenses will continue to increase in absolute dollars in future periods.

     Sales and Marketing Expenses. Our sales and marketing expenses consist primarily of promotional expenditures and costs associated with operating our Web sites, including personnel and related expenses. In addition, we include the expenditures associated with our strategic marketing alliances under sales and marketing expenses. Our sales and marketing expenses increased significantly from $7.9 million in the quarter ended September 30, 1998 to $24.2 million in the quarter ended September 30, 1999. However, as a percentage of revenues, these expenses decreased from 81.4% in the quarter ended September 30, 1998 to

66.1% in the quarter ended September 30, 1999. This absolute dollar increase was primarily the result of costs associated with:

     - developing and maintaining our strategic marketing alliances;

     - a branding and marketing campaign (including expenses associated with our re-branding efforts); and

     - an increase in personnel to support increased sales and marketing and advertising expenditures.

     Our sales and marketing expenses increased from $14.0 million, or 59.7% of net revenues, in the nine months ended September 30, 1998, to $61.4 million, or 74.8% of net revenues, in the nine months ended September 30, 1999. This increase both in absolute dollars and as a percentage of net revenues was primarily the result of costs associated with developing and maintaining our web site, our branding and marketing campaign, and an increase in personnel to support increased sales.

     We intend to continue to pursue branding, sales and marketing campaigns. In addition, our current strategic marketing alliances with America Online, Excite@Home and Netscape and Yahoo, in addition to the alliances with Cnet, ZDNet, @Home, Roadrunner/Service Co. and Xoom in the BuyDirect.com merger, require us to make payments totaling approximately $52.5 million over the terms of those agreements. As of September 30, 1999, approximately $35.4 million of this amount remained to be paid. We are expensing the costs associated with the America Online and Netscape agreements ratably over the terms of the respective agreements. We are expensing the costs associated with the Excite@Home agreement as costs are incurred and payments become due. We are expensing the minimum payment amounts over the three-year term of the Co-Hosting Agreement with Network Associates. We may enter into similar strategic marketing alliances requiring significant minimum payments in the future and, as a result, we may substantially increase our sales and marketing expenditures. Due to our branding, sales, and marketing efforts and our financial commitments associated with our strategic marketing alliances, we expect sales and marketing expenses to continue increasing in absolute dollars in future periods.

     General and Administrative Expenses. Our general and administrative expenses primarily consist of personnel expenses, legal and accounting expenses, and corporate facility-related expenses. Our general and administrative expenses increased from $1.1 million in the quarter ended September 30, 1998 to $3.5 million in the quarter ended September 30, 1999. These expenses decreased, as a percentage of net revenues, from 10.9% in the quarter ended September 30, 1998 to 9.6% in the quarter ended September 30, 1999. This decrease as a percentage of net revenues was primarily the result of a relatively slower rate of hiring in the executive, finance, and human resources functions. However, general and administrative expenses increased in absolute dollars as a result of increased personnel-related costs and facilities-related expenses.

     Our general and administrative expenses increased from $2.5 million, or 10.7% of net revenues, in the nine months ended September 30, 1998, to $8.4 million, or 10.2% of revenues, for the nine months ended September 30, 1999. This decrease as a percentage of net revenues was primarily the result of a relatively slower rate of hiring in the executive, finance, and human resources functions. However, general and administrative expenses increased in absolute dollars as a result of increased personnel-related costs and facilities-related expenses. We anticipate that these expenses will continue to grow in absolute dollars as we incur additional expenses associated with transitioning from a single site operation to multiple and international site operations.

     Amortization of Deferred Compensation and Other Intangible Assets. Expenses associated with the amortization of deferred compensation and other intangible assets related to the acquisition of BuyDirect.com in March 1999 and the grant of stock options, increased from $487,000 in the quarter ended September 30, 1998, to $12.1 million in the quarter ended September 30, 1999.

     Expenses associated with the amortization of deferred compensation and other intangible assets, increased from $980,000 in the nine months ended September 30, 1998, to $25.1 million in the nine months ended September 30, 1999. This increase was primarily the result of the amortization of intangible assets related to the acquisition of BuyDirect.com. We expect the amortization of goodwill and other intangible assets to remain at these levels in future periods. Additionally, we believe it is unlikely that we will generate additional earnings sufficient to recover the amount of goodwill and other intangible assets recorded during the period in which they are amortized.

     Interest Income and Expense, net. Interest income, net, consists of earnings on our cash investments, net of interest costs related to our financing obligations. Interest income, net, decreased from $384,000 in the quarter ended September 30, 1998 to $174,000 in the quarter ended September 30, 1999. This decrease was primarily a result of interest expense related to the 7 1/4% Convertible Subordinated Notes offset by higher average cash balances related to proceeds from our secondary offering.

     Interest income and expense, net, decreased from interest income of $241,000 in the nine months ended September 30, 1998 to interest expense of $10,000 in the nine months ended September 30, 1999. This decrease was primarily a result of interest expense related to the 7 1/4% Convertible Subordinated Notes partially offset by higher average cash balances related to proceeds from our secondary offering.

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

LIQUIDITY AND CAPITAL RESOURCES

     From inception through September 30, 1999, we financed our operations primarily through private sales of preferred stock, proceeds from our initial public offering of 5,750,000 shares of our common stock, sales of our 7 1/4% Convertible Subordinated Notes, and proceeds from our secondary public offering of 4,000,000 shares of our common stock. We raised cumulative net cash proceeds totaling $14.8 million through private sales of preferred stock. In June 1998, we received net proceeds of $46.8 million from our initial public offering. We raised an additional $2.0 million at the closing of our initial public offering through the sale of common stock to America Online pursuant to a Common Stock and Warrant Subscription Agreement entered into in March 1998. In May 1998, we received $4.8 million through a credit agreement that we entered into with Deutsche Bank AG. We repaid all monies borrowed under that credit agreement in November 1998. In November and December 1998, we raised net cash proceeds totaling approximately $63.3 million through the sale of our 7 1/4% Convertible Subordinated Notes. On April 14, 1999, we completed the sale of 4,000,000 shares of our common stock in a public offering, which generated net proceeds of $98.5 million.

     As of September 30, 1999, we had approximately $87.0 million of cash compared with $81.5 million at September 30, 1998. Our current strategic marketing alliances provide for remaining payments of approximately $8.3 million in 1999, approximately $19.3 million in 2000 and approximately $7.8 million in 2001. Currently, we have no other material commitments other than those under our operating leases and the U.S. government contracts.

     We used net cash of $81.9 million in operating activities in the nine months ended September 30, 1999. Our cash used in operating activities in the nine months ended September 30, 1999 was primarily comprised of the net effect of:

     - a net loss of $90.8 million;

     - an increase in prepaid expense and other assets totaling $12.4 million related to advertising;

     - an increase in accounts receivable totaling $4.0 million related to invoiced government contract revenues;

     - an increase in accounts payable totaling $3.3 million related to costs associated with our U.S. government contracts, and

     - a non-cash charge of $25.1 million related to the amortization of deferred compensation and other intangible assets.

     We used net cash in investing activities in the nine months ended September 30, 1999 of $70.2 million for acquisitions of leasehold improvements and computer equipment, investments in short-term securities, as well as costs associated with the acquisition of BuyDirect.com.

     We received net cash of $99.6 million in the nine months ended September 30, 1999 from financing activities, primarily from proceeds of our secondary public offering of our common stock and the exercise of stock options.

     We believe that our cash at September 30, 1999 will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 11 months. Thereafter, we expect that the cash we generate from operations likely will not be sufficient to satisfy our cash needs. We will need significant amounts of cash to make a variety of payments, including:

     - payment of the principal and interest on 7 1/4% Convertible Subordinated Notes when due;

     - payment of our financial obligations to America Online, Network Associates, Excite@Home, Yahoo!, CNET, XOOM, ZDNet and others; and

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

     Our software applications run on several hardware platforms and associated operating systems, primarily those provided by Sun Microsystems. In addition, our software operates in accordance with several external Internet protocols, such as HTTP and NNTP. Our software is therefore dependent upon the correct processing of dates by these systems and protocols. We reviewed information made publicly available by Sun Microsystems and our other hardware platform providers regarding Year 2000 compliance and researched the date handling capabilities of applicable Internet protocols. Based on this research, we do not believe that the underlying systems and protocols that operate in conjunction with our software applications contain material Year 2000 deficiencies. We are currently in the process of conducting our own tests to determine to what extent our software running on any of our hardware platforms and in accordance with any of our supported Internet protocols fails to properly recognize Year 2000 dates.

     We use multiple software systems for our internal business purposes, including accounting, e-mail, development, human resources, customer service and support, and sales tracking systems. All of these applications have been purchased within the preceding 12 months. We have made inquiries of vendors of the systems that we believe are mission critical to our business regarding their Year 2000 readiness. Each of these vendors has indicated to us that it believes its applications are Year 2000 compliant. We have received affirmative documentation in this regard from many of these vendors, however, we have not performed any operational tests on these internal systems. Based on our vendors representation, we anticipate that our systems, including components thereof provided by third-party vendors, will be Year 2000 compliant by the Year 2000.

     However, our software applications and the underlying hardware systems and protocols running the software may contain undetected errors or defects associated with Year 2000 date functions. Our software applications directly and indirectly interact with a large number of other hardware and software systems. We are unable to predict to what extent our business may be affected if our software or the systems that operate in conjunction with our software experience a material Year 2000 failure. Known or unknown errors or defects that affect the operation of our software could result in delay or loss of revenue, interruption of shopping services, cancellation of customer contracts, interference with digital download, diversion of development resources, damage to our reputation, costs, and litigation costs, any of which could adversely affect our business, financial condition and results of operation. Further, the spending and purchasing patterns of customers or potential customers may be affected by the Year 2000 issue as individuals, corporations and government agencies expend significant resources to correct or update their current systems for Year 2000 compliance or delay purchases of new software until after the Year 2000. We are establishing contingency plans to handle the most reasonably likely worst case scenarios.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS -- NOT APPLICABLE

ITEM 2. CHANGES IN SECURITIES -- NOT APPLICABLE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES -- NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- NOT APPLICABLE

ITEM 5. OTHER INFORMATION -- NOT APPLICABLE

ITEM 6. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 7. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) EXHIBITS

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
    10.1*+    Contract dated June 16, 1999 between registrant and
              Intellisys Technology Corporation
    10.2*     Amended and Restated Electronic Software Reseller/Website
              Services Agreement dated May 17, 1999, between Beyond.com
              Corporation and Network Associates, Inc.
     27.1     Financial Data Schedule

------------------------
* Confidential treatment has been requested as to certain portions of this exhibit.
+ To be filed by amendment.

(b) REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Sunnyvale, California, on August 16, 1999.

                                          BEYOND.COM CORPORATION

                                          By       /s/ MARK L. BREIER
                                            ------------------------------------
                                                       Mark L. Breier
                                             President, Chief Executive Officer
                                                        and Director

                                          By      /s/ GREGORY B. KELLEY
                                            ------------------------------------
                                                     Gregory B. Kelley
                                              Interim Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.1*+    Contract dated June 16, 1999 between registrant and
          Intellisys Technology Corporation
10.2*     Amended and Restated Electronic Software Reseller/Website
          Services Agreement dated May 17, 1999, between Beyond.com
          Corporation and Network Associates, Inc.
 27.1     Financial Data Schedule

------------------------
* Confidential treatment has been requested as to certain portions of this exhibit.
+ To be filed by amendment.