Form 10-Q/A
period 1998-09-30
BEYOND COM CORP
filed 2000-01-14
CIK 1060531

        AMENDMENT NO. 2 TO FORM 10-Q FOR PERIOD ENDED SEPTEMBER 30, 1998
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                  FORM 10-Q/A
                                Amendment No. 2

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

      Beyond.com Corporation (formerly known as software.net Corporation)
             (Exact name of Registrant as specified in its charter)

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

     The Registrant hereby amends the disclosure contained in Part II, Item 6 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1998 to add information in Part II, Item 6, Exhibits 10.2, 10.3 and 10.4. In accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the complete text of such items, as amended, follows.

PART I.  Financial Information

Item 1.  Financial Statements

                             Beyond.com Corporation
                  (formerly known as software.net Corporation)

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

                             Beyond.com Corporation
                  (formerly known as software.net Corporation)
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

                             Beyond.com Corporation
                  (formerly known as software.net Corporation)
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

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

                             Beyond.com Corporation
                  (formerly known as software.net Corporation)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               September 30, 1998


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




                             Beyond.com Corporation
                  (formerly known as software.net Corporation)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

PART II.  OTHER INFORMATION

          ITEM 6. Exhibits and Reports on Form 8-K

                  (a)  EXHIBITS.

                  EXHIBIT
                  NUMBER                 DESCRIPTION
                  -------                -----------
                 **10.1        Agreement dated as of September 11, 1998, by and
                               between the Registrant and the United States
                               National Imaging and Mapping Agency ( NIMA
                               Contract # N00140-98-D-2139)
                  *10.2        Co-hosting Agreement dated as of September 21,
                               1998, by and between the Registrant and Network
                               Associates, Inc.
                  *10.3        Web Site Service Agreement dated as of September 21, 1998, by and between the Registrant and Network Associates, Inc.
                  *10.4        Electronic Services Distribution Agreement dated as of September 1, 1997, by and between The
                               Registrant and McAfee Software, Inc.
                 **27.1        Financial Data Schedule


* Confidential treatment requested. Certain confidential information has been omitted and filed separately with the Securities and Exchange Commission.

**Incorporated herein by reference to the Company's Form 10-QA filed on November 20, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             Beyond.com Corporation
                  (formerly known as software.net Corporation)
                                  (Registrant)




DATE: January 12, 2000                 BY: /s/ Mark L. Breier
      ------------------                  -------------------------------------
                                           Mark L. Breier
                                           President and
                                           Chief Executive Officer


DATE: January 12, 2000                 BY: /s/ Richard C. Neely
      ------------------                  -------------------------------------
                                           Richard C. Neely
                                           Senior Vice President of
                                           Finance and Administration and
                                           Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit
Number                             Description
-------                            -----------
**10.1       Agreement dated as of September 11, 1998, by and between the
             Registrant and the United States National Imaging and Mapping
             Agency ( NIMA Contract # N00140-98-D-2139)

 *10.2 Co-hosting Agreement dated as of September 21, 1998, by and between the Registrant and Network Associates, Inc.

 *10.3 Web Site Service Agreement dated as of September 21, 1998, by and between the Registrant and Network Associates, Inc.

 *10.4       Electronic Services Distribution Agreement dated as of September 1,
             1997, by and between The Registrant and McAfee Software, Inc.

**27.1       Financial Data Schedule

* Confidential treatment requested. Certain confidential information has been omitted and filed separately with the Securities and Exchange Commission.

**Incorporated herein by reference to the Company's Form 10-QA filed on November 20, 1998.