Form 10-K
period 1999-12-31
BEYOND COM CORP
filed 2000-04-05
CIK 1060531

       FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 5, 2000
================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                ----------------

                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

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

                            3200 PATRICK HENRY DRIVE
                          SANTA CLARA, CALIFORNIA 95054
                                 (408) 855-3000
               (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER,
        INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

          TITLE OF EACH CLASS                           NAME OF EACH EXCHANGE ON WHICH REGISTERED
          -------------------                           -----------------------------------------
Common Stock, $.001 Par Value per Share                             Nasdaq Stock Market

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

                               Yes  [X]  No  [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 24, 2000 was 155,120,319 (based on closing sale price of $5.1875 per share as reported by the Nasdaq Stock Market on that date).

   The number of shares of the registrant's common stock, $.001 par value per share, outstanding as of March 24, 2000 was 37,790,979.

ITEM 1: BUSINESS

INTRODUCTION

   Beyond.com Corporation ("Beyond.com" or "Company") is an e-commerce services provider that builds and manages websites for businesses and sells software and computer related products to the government, corporate and consumer markets. Additionally, Beyond.com operates its own online store <http://www.beyond.com/>, where customers can find an extensive selection of software and computer related products and services.

eStore Group

   Beyond.com's eStore Group offers software publishers, hardware manufacturers and systems OEMs full-service Web stores that can be rapidly implemented more economically than if they had developed a similar website internally. Businesses can choose from an array of services, including website design and construction, transaction processing, physical and electronic order fulfillment, customer support, marketing, and merchandising support. Our current eStore customers include CADopia, Compaq Computer, Executive Software, HP Shopping Village (a subsidiary of Hewlett Packard), IntelliGolf, McAfee, Palm Computing, Symantec, Systran Software, Telex and Trend Micro.

Government Systems Group

   Beyond.com's Government Systems Group provides digitally downloadable software and related services to a growing list of United States Government agencies including the Internal Revenue Service (IRS), Office of the Comptroller of the Currency (OCC), Bureau of Engraving and Printing (BEP), Office of Thrift Supervision (OTS), Defense Logistics Agency (DLA), National Imagery and Mapping Agency (NIMA), Patent and Trademark Office (PTO), and the Department of Defense
(DoD).

Website

   Beyond.com's online store (www.beyond.com), offers customers a comprehensive selection of software and computer related products, customer reviews, customer service, and competitive prices. We deliver software to customers by physically delivering the shrink-wrap software package or over the Internet via digital download. We carry approximately 177,000 software stock keeping units; approximately 13,000 of these stock keeping units can be delivered to customers via digital download.

Strategic Refocus

   At the end of the third quarter of 1999, Beyond.com made a strategic decision to refocus the Company's business from a consumer retail focused company to a business-to-business e-commerce services company. Under this new direction, we plan to focus our resources and expertise in two areas with substantial revenue growth and profit potential: our eStore and Government Systems Groups. While we will still sell software and computer related products via the Beyond.com website, we do not intend to spend significant advertising dollars to attract new customers to the site as we have done in the past. Instead, we plan to expand our existing consumer customer base through our affiliates program and direct email campaigns while leveraging our website to help promote and grow our eStore and Government Systems Groups.


INDUSTRY BACKGROUND

Growth of the Internet and Electronic Commerce

   Forrester Research estimates that the total value of goods and services purchased over the Web in the U.S. will increase from approximately $20 billion in 1999 to approximately $184 billion by 2004. Further, Forrester Research predicts that as firms attempt to reach more online consumers they will heavily invest in the U.S. e-commerce services market, pushing it from $10.6 billion in 1999 to $64.8 billion in 2003.

   A number of factors contribute to the growth of the Internet and its increased commercial use, including:

   -  improvements in network infrastructure and bandwidth;

   -  easier and cheaper access to the Internet;

   -  increased awareness of the Internet among consumer and business users;

   - the rapidly expanding availability of online content and commerce which increases the value to users of being connected to the Internet; and

   -  large and growing numbers of personal computers in the home and workplace.

   According to Jupiter Communications Inc., the number of Web users in the U.S. will increase from approximately 100 million at the end of 1999 to approximately 157 million by the end of 2003. Jupiter further estimates that the percentage of U.S. Web users buying goods and services on the Internet will increase from approximately 29% at the end of 1999 to approximately 54% by the end of 2003. Our eStore product serves this expanding market by offering full-service Web stores that can be rapidly implemented.


Electronic Commerce and the Retail Software Industry

   The Internet is rapidly becoming a popular medium for purchasing and distributing software. Jupiter Communications estimates that online sales of PC software in 1999 were $900 million and projects that these sales will grow to $3.5 billion in 2003.

   We believe that the Internet is an ideal medium to sell and deliver software for several reasons:

   - the demographics of Internet users overlap one-to-one with the demographics of potential software purchasers;

   - digital download allows large enterprise customers, such as corporations, government agencies and universities, to achieve improved total cost of ownership via efficient and cost-effective distribution of software; and

   - delivery via digital download of many software titles provides the customer with instant gratification, convenience and security.


PRODUCTS, SERVICES AND SOLUTIONS

E-COMMERCE OUTSOURCING SOLUTIONS AND ESTORE SERVICE

   Beyond.com is a leading e-commerce services provider that builds and manages Web stores for numerous businesses, including, CADopia, Compaq Computer, Executive Software Inc., HP Shopping Village (a subsidiary of Hewlett Packard), IntelliGolf, McAfee, Palm Computing, Symantec, Systran Software Inc., Telex and Trend Micro. Revenues from our eStore Group grew from $1.7 million in 1998 to $25.0 million in 1999. We believe our eStore Group provides a superior economic model that enables software publishers, OEM's and other businesses to sell directly on the Web. Our eStore group offers cost-effective solutions that address the inefficiencies inherent in traditional marketing models. Key components of our solution include:

   WEB STORE DEVELOPMENT AND DESIGN. Our Web store solution can be customized to meet the characteristics of the customer's product or industry. We leverage the extensive experience we have gained by running our own website as well as numerous eStores since 1998.

   MERCHANDISING AND MARKETING SOLUTIONS. By operating our own online software store, which has consistently been cited by Media Metrix as a top Internet shopping site, we have gained significant experience selling and merchandising products over the Web. We have successfully transferred our expertise in the North American market to other global markets including Europe, Asia and Australia. This global merchandising and marketing experience is important to companies wanting to engage in e-commerce, as well as companies currently engaged in e-commerce that need help maximizing their sales on the Internet. Our marketing and merchandising solutions include affiliate programs, rebate and gift certificate programs, direct marketing and sales support expertise.

   ORDER MANAGEMENT AND FULFILLMENT. We have established a number of order fulfillment partnerships that provide cost effective order fulfillment services for our eStore customers as well as our own website. These solutions include reseller models, consignment models, and electronic data interface to our eStore customers or their third-party order fulfillment partners. These solutions ensure that the retail customer has a highly reliable and seamless procurement experience.

   CUSTOMER SUPPORT. In conjunction with the operation of our eStores, we have developed customer service capabilities in North America, Europe, Asia and Australia. We utilize both internal and outsourced customer service solutions, and tailor our customer service solution to specific customer's needs at cost effective prices.


SOFTWARE AND COMPUTER PERIPHERAL RESELLER SOLUTIONS

   Our Beyond.com website is a leading online reseller of packaged and digitally downloadable computer software and computer related products and services to U.S. Government agencies and consumers. We provide customers with superior value by offering one of the largest selections of brand name high quality software available online as well as the convenience of shopping from the home or office, 24-hours-a-day, seven-days-a-week. Since we launched our retail software website in November 1994, net revenues from our Government Systems Group and website increased from approximately $5.9 million in 1996, to approximately $16.8 million in 1997, to approximately $34.9 million in 1998, to approximately $92.2 million in 1999. Since our launch, we have delivered software products to more than two million cumulative customers. In 1998 and 1999, we fulfilled 43% and 59%, respectively, of our deliveries to customers through digital download. In both 1998 and 1999, we fulfilled all of our deliveries related to our U.S. Government contracts through digital download.


The key benefits of our reseller solutions for the software supply chain include:

   ENTERPRISE BENEFITS. We provide our government and corporate customers with significant savings in the purchase, delivery, installation and maintenance of their software assets. Using digital download, our enterprise customers are able to deploy their software purchases rapidly, efficiently and securely. Additionally, they are able to track and update their software assets more effectively to ensure consistent use of compatible software across the enterprise.

   SOFTWARE PUBLISHER BENEFITS. As an online reseller of software products, we are not constrained by the inherent limitations of a physical store. Our digital download capability reduces software publishers' risk of customer demand forecasting. Our e-commerce solution reduces administrative costs and mitigates potential revenue recognition and restatement concerns associated with demand forecasting. Finally, software publishers can work with us to obtain demographic and behavioral data about their end users, expanding their opportunities for marketing and targeted services.

    CONSUMERS AND SMALL BUSINESSES. Software publishers primarily sell to consumer and small business purchasers through a network of distributors and resellers. We believe our Beyond.com website provides an inherent cost advantage in this market space over the traditional software resellers.

STRATEGY

   LEVERAGE ECONOMIC MODEL; FOCUS ON E-COMMERCE OPPORTUNITIES. We believe our e-commerce solutions provide our customers with inherent economic advantages relative to traditional commercial practices. We have invested significant time and money developing e-commerce expertise associated with our website and eStore Group. We intend to aggressively apply this experience to additional software and technology reseller opportunities and to opportunities that present themselves in other industries as well. With the forecasted growth of e-commerce, we believe our acquired expertise in this field will provide significant value for prospective customers who want to establish an e-commerce presence.

   DEVELOP AND PROMOTE OUR E-COMMERCE VALUE ADD SERVICES. The array of value add customer services that accompany our eStores present our customers with cost effective solutions for running their Internet based commerce solution. These value add services should provide us with an additional revenue source, while leveraging our existing strengths in marketing, payment processing and order fulfillment.

   UTILIZE OUR INTERNATIONAL E-COMMERCE EXPERIENCE ON BEHALF OF OUR CUSTOMERS. We conduct e-commerce in more than 20 countries around the world. We believe this provides our current and prospective customers with experience in markets where they may not have relevant experience. We believe this breadth of international coverage provides us with a competitive advantage over other prospective e-commerce providers that lack our international expertise.

   PROMOTE DIGITAL DOWNLOAD. We are a leader in digital downloading of software with approximately 13,000 software stock keeping units available for delivery to the end user's personal computer. Digital download offers convenience to customers and an economic advantage to us and to software publishers over traditional methods of software delivery.

   MAINTAIN TECHNOLOGY FOCUS AND EXPERTISE. We intend to leverage our scalable, state-of-the-art, interactive commerce platform to enhance the services we offer and expand the benefits of online software reselling. We also intend to use our technology platform to further enhance our customer interaction and support systems to provide us with a competitive advantage. Our internal development group will continue to develop, purchase, license and make technological advancements to our website and our transaction processing systems to enhance our availability, reliability and site uptime.

   LEVERAGE OUR DIRECT MARKETING EXPERTISE. We will continue to utilize many online sales and marketing techniques to increase brand recognition and drive traffic to our online stores. We have established direct links with certain software publishers' websites. These links allow a potential customer visiting that publisher's website to automatically link to our order form and purchase software. We also have established customer specific email campaigns that notify customers about new products and promotions they may find of interest.

   LEVERAGE OUR AFFILIATES PROGRAM. Our Affiliates Program increases our market presence by allowing affiliate websites to offer software to their audience for which we provide fulfillment. The affiliate embeds a hyperlink to our site, together with software recommended for that affiliate's targeted customer base. This hyperlink automatically connects the customer to our online store where the affiliate's customer may place an order. The affiliate can offer enhanced services and recommendations, while avoiding ordering and fulfillment costs. Under these arrangements, we pay the affiliate a small percentage commission based on the sales generated through the affiliate. As of December 31, 1999, the Company has approximately 54,000 affiliates, a 265% increase from December 31, 1998.


TECHNOLOGY

   We use complex proprietary and commercially licensed technology to simplify and enhance the customer experience by developing ways to simplify the use of digital download, by reducing the number of customer actions required to complete a transaction and by clearly displaying the location of digitally downloaded software on the consumer's desktop. We are also using our technology to make management reporting processes as seamless and simple as possible. By using a combination of proprietary solutions and commercially available licensed technologies, we have developed systems for online content dissemination, online transaction processing, customer service, market analysis and electronic data interchange. We have integrated these proprietary and commercially available systems into a unified software sales and reporting system. Research and development costs in 1999, 1998, and 1997 were $10.4 million, $4.2 million, and $1.1 million respectively.

   SCALABILITY AND FLEXIBILITY. We built our hardware and software architecture on a transaction processing model that allows us to distribute the processing load among multiple parallel servers. This architecture allows us to scale by either adding new servers or increasing the capacity of existing servers. We designed our hardware and software configuration to scale to support growth while maintaining user performance and minimizing the cost per transaction. In the rapidly changing Internet environment, it is important that we are able to update our system to stay current with new technologies. Our system's template technology and modular database design allow us to easily add or replace software components, page layout templates, and search and retrieval engines with minimal effort and disruption. We designed our hardware and software architecture to allow us to inexpensively and rapidly add co-branded websites that integrate with our online store.

   SEAMLESSNESS. Our multiple hardware and software systems are designed to integrate seamlessly to manage real time transactions with limited human intervention including the ability to automatically process orders for downloadable software to completion, electronically route orders for physical products to one of our distributors, as well as charge the customer's credit card after confirmation of shipment, and automatically route orders requiring human intervention to our customer service representatives.

   COMPONENTS OF OUR TECHNOLOGY. We use commercially available and internally developed software. Our policy is to limit the number of hardware and software vendors whose products are used in our production systems. This policy facilitates integration, maintenance, performance and upgrades.

   STORE ENGINE ARCHITECTURE. We base our hardware and software systems on a distributed transaction processing model. This model allows us to distribute applications and data among multiple parallel servers. We developed many of the software components and pages of our website in a manner that lets us separate the page look and feel from the individual data elements and their associated database lookups. This separation permits frequent changes to product pricing information, reduces software updates for website changes, and minimizes the engineering required to maintain a growing amount of items and content. We use proprietary technology that allows websites with different formats to integrate our online store elements, such as search, vendor and product pages. This technology allows us to maintain several Web storefronts over a single order processing and customer service system.

   ENTERPRISE DOWNLOAD MANAGER. For the large enterprise environment, we have developed technology to aid in the distribution of large software products and large numbers of software products. This technology includes server software, which maintains a cache of software downloaded to key locations behind a customer's firewall, and an enhanced version of the Sm@rtCert(TM) technology licensed on a non-exclusive basis from CyberSource, which we offer as an integrated service. We call this integrated service the "Enterprise Download Manager." By distributing caches of software (many of which may be too large to download) to key locations within an enterprise, a large enterprise can ensure that the current release of software is available to its staff with minimal supervision. We can overcome problems of failed download and lost connections by providing a dedicated server to manage and receive the download. By using a local cache, the Enterprise Download Manager satisfies most requests for software updates internally, significantly reducing the amount of network traffic. We use this technology to deliver products electronically along with marketing and promotional information. In addition, our Enterprise Download Manager service tracks the transmission of software via digital download. If there is a disruption of the transmission, the Enterprise Download Manager restarts the transmission and completes the interrupted download without restarting the entire download.

   BACK OFFICE PROCESSING. The real time nature of fulfilling downloaded software orders adds significant complexity to the design of our back office system. Typical transaction processing systems assume that a physical process must take place to deliver the product. The time required for physical delivery eliminates the need to process orders in real time (as well as the customer's expectation of real time processing). When a customer wants to download the software they purchase via digital download, the customer expects to be able to start downloading within seconds of confirming the transaction. This need for almost instant initiation of delivery impacts the design and operation of our entire back office system. We must automate every element of a sale because we do not have the time needed for human intervention.

   Our transaction processing system incorporates commercially available database components purchased from leading vendors, proprietary software products developed internally and Internet commerce services supplied by CyberSource. This system accepts orders captured by the store engine and processes them according to pre-coded rules, validates each order, screens the order for possible fraud, authorizes the payment method and transmits an electronic message to our distributors for physical delivery or allows the customer to digitally download the product following approval of an order. Our customer service representatives can access the entire history of any order or customer online through a Web-based interface. Representatives also can manage an order entirely from within this interface. Our system logs all actions by a customer service representative including the identity of the representative, the actions taken and a time stamp of the action.

   DATA WAREHOUSE. We use a database management system to index, retrieve and manipulate product information, content, product catalogs, orders, transactions, and customer information, and perform rapid searching, sorting, viewing and distribution of a large volume of content. The data warehouse allows us to access detailed transaction and customer interaction data and perform proprietary market analysis. Our data warehouse incorporates commercially available hardware and software combined with our proprietary software in an internally developed configuration. This data warehouse provides a unified platform for our store engine and back office systems. Any reduction in performance, disruption in Internet access or discontinuation of services provided to us by CyberSource could materially adversely affect our business. We cannot assure that we will:

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


SECURITY

   CUSTOMER REASSURANCE. To be successful, we must maintain the integrity and security of information such as credit card numbers. We believe that our existing security systems are at least as secure as those used for traditional transactions (i.e., in-store or mail order purchases). We also believe we have a comprehensive security strategy. Our system automatically monitors each purchase, confirms each order by email to the customer within minutes of order placement and advises customers by email shortly after our distributors ship physical orders.

   FAULT TOLERANCE AND SCALABLE INTERNET ACCESS. We have designed our systems for automatic transfer to back-up systems in the event of a failure. We have also equipped our systems with fully automated reporting tools. These tools provide automated trouble notification and detailed event logging. We maintain a minimum of two of each critical production system. For distributed systems such as Web servers, as many as 30 systems may be active. A load distribution system monitors traffic to each server. Should a system fail to respond to a request, the automated distribution system redistributes traffic among the remaining machines with no loss of user functionality. Standby systems that monitor the health of the live machine automatically take over in the event of a failure of our firewall and load distribution system. After correcting the problem, these automated systems then notify technical staff by pager so our staff can replace or repair the failed system.

   We contract with a hosting provider that specializes in providing scalable business solutions to high volume Internet sites for mission critical Internet connectivity. We contract with the hosting provider to deliver a secure platform for server hosting with non-interruptible power supply and back up generators, fire suppression, raised floors, heating ventilation and air-conditioning, separate cooling zones, seismically braced racks, 24-hours-a-day, seven-days-a-week operations and high levels of physical security. We connect our systems to a high speed Internet connection with multiple, redundant interconnects to key backbone locations.

   Notwithstanding these precautions, we cannot assure that the security mechanisms used by us, our suppliers or our Internet provider will prevent security breaches or service breakdowns. Despite the network security measures we have implemented, our servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. Such a disruption could lead to interruptions or delays in service, loss of data, or inability to accept and fulfill customer orders. Any of these events may materially affect our business, results of operations and financial condition.


COMPETITION

   Beyond.com faces competition primarily on three fronts: e-commerce service vendors of various types, government resellers and systems integrators, and online resellers of software and computer peripherals.


E-Commerce Service Vendors

   The e-commerce business-to-business outsourcing marketplace for building and managing Web stores is new, rapidly evolving and intensely competitive. We expect competition to intensify in the future as current and new competitors potentially launch new e-commerce services that offer a variety of outsourcing options to businesses. eStore competitors include Digital River, ReleaseNow, NetSales and ShopNow. These companies provide similar solutions to Beyond.com's eStore Group offering. Like Beyond.com, they target the software and hardware industry and similar customers ranging from small to large businesses. Other competitors include Escalate, BuyNow and Sykes Enterprises. Escalate and BuyNow are still new to the market but could pose a competitive threat once established. Sykes Enterprises has a solid clientele in the software and hardware industry and could be a competitive threat if they become an end-to-end or full-service provider.

   Competitive pressures created by any one of these current or future competitors, or by our competitors collectively, could negatively impact our business.

   We believe that the principal competitive factors in our market are:

    - skill in building and managing Web stores that offer a wide array of services, including advertising, merchandising, marketing campaigns, banner campaigns, market research and strategic planning. Marketing services include direct emails with personalized messages, e-packaging solutions that allow customers to rent, demo and download software, update services that inform clients of new upgrades to their software, and e-business centers that target business-to-business clients;

    -   expertise in Web user interface design;

    -   proprietary technology and operational experience in digital download;

    -   rapid website building time;

    - operational and service performance excellence in the areas of customer support and site uptime;

    -   offering additional services, including fraud elimination services;

    - providing a one-stop solution through key partnerships with companies such as CyberCash, Preview Systems and Ingram Micro that allow companies to outsource some of their services and alleviate internal resources; and

    -   expertise in integrating with a client's infrastructure.


   Competitors such as Digital River have longer operating histories and larger customer bases than we do. In addition, some of our current or potential competitors have greater financial, marketing and other resources than we do.

   In addition, as more businesses turn to e-commerce outsourcers to market and sell their products online, other entities may:

    -   acquire online competitors;

    -   invest in online competitors; or

    -   form joint ventures with online competitors.

    Certain of our actual or potential competitors, such as Digital River, ReleaseNow, NetSales, ShopNow and BuyNow, may be able to:

    - secure key partnerships with vendors that allow them to outsource their services at a better price we can;

    - secure key partnerships that enable them greater access to potential customers;

    -   devote greater resources to marketing and promotional campaigns;

    -   adopt more aggressive pricing or services models to build market share;
        or

    - devote substantially more resources to grow and improve their e-commerce outsourcing offerings than we can.


Government Resellers and Systems Integrators

   In the government systems marketplace, competitors such as Software Spectrum, GTSI, ASAP, CDW-G, SoftMart, GMR, MA Federal, SHI.com, and Corporate Software & Technology have greater experience in selling software to the large enterprise market than we do. Further, they have more sophisticated infrastructure and larger sales teams than we do.


Online Resellers of Software and Computer Peripherals

   For the Beyond.com website competition, we expect challenges from current online resellers, such as, Amazon.com, Buy.com, CompUSA, Cyberian Outpost, and Egghead, which may have longer operating histories, larger customer bases, and greater financial, marketing, and other resources than we do. In addition, new technologies or the expansion of existing technologies, such as price comparison programs that select specific titles from a variety of websites, may direct customers to online software resellers that compete with us.

   In summary, increased competition may cause us to reduce pricing or increase service and marketing expenses that could reduce operating margins and funds available to improve our technology and promote our businesses. We cannot assure that we can compete successfully against current and future competitors. Failure to compete successfully against our current and future competitors could materially hurt our business.


PROPRIETARY RIGHTS

   We rely on a combination of copyright, trademark, patent and trade secret laws and contractual restrictions to establish and protect our technology and proprietary rights and information. We require employees and consultants to sign confidentiality agreements. However, we cannot assure you that our processes will be sufficient to prevent misappropriation of our technology and proprietary rights and information, or that our competitors will not independently develop technologies that are substantially equivalent or superior to ours.


EMPLOYEES

   As of December 31, 1999, we employed 389 employees. We also employ independent contractors and other temporary employees. Labor unions do not represent any of our employees. We consider our employee relations to be good. Competition for qualified personnel in our industry is intense, particularly for software development and other technical staff. We believe that we need to continue to attract, hire and retain qualified personnel to be successful in the future.


ITEM 2: PROPERTIES


FACILITIES

   Beyond's executive office is a subleased property located in Santa Clara, California. We also lease or sublease additional office space facilities in certain locations in the United States and France. The following is a summary of the office space square footage that we are leasing by location:

----------------------------------------------------------------------------------------------------------------
Location                      Business Use                Square Footage             Lease Expiration
----------------------------------------------------------------------------------------------------------------
Santa Clara, California       Company Headquarters and      104,540                  10/22/05
                              Primary Administrative,
                              Engineering, and
                              Marketing Facility

Sunnyvale, California         Customer Service Center        25,000                   4/13/00

San Francisco, California     Information Technology         12,100                   6/30/00
                              Center

Reston, Virginia              Government Sales Office         6,414                   1/31/05

Portland, Oregon              Customer Service Center         3,233                  10/31/00

Nanterre, France              European Sales and              4,200                   9/30/02
                              Operations Center


ITEM 3: LEGAL PROCEEDINGS

    From time to time we may be involved in litigation relating to claims arising from the normal course of our business. The Company is not currently subject to any material legal proceedings.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Beyond.com Corporation Common Stock is quoted on the Nasdaq National Market System under the symbol "BYND". The following table sets forth the range of high and low closing sales prices for each period indicated:

FISCAL YEAR 1998                           HIGH          LOW
                                          ------        ------
Second Quarter (from June 17,1998)        $19.94        $13.19
Third Quarter                             $19.94        $ 8.38
Fourth Quarter                            $29.06        $ 6.31

FISCAL YEAR 1999                           HIGH          LOW
                                          ------        ------
First Quarter                             $38.50        $21.80
Second Quarter                            $35.50        $17.44
Third Quarter                             $30.00        $12.25
Fourth Quarter                            $15.25        $ 7.50

    The Company had approximately 464 stockholders of record as of December 31, 1999. The Company has not declared or paid any cash dividends on its common stock and presently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6: SELECTED FINANCIAL DATA

                                                                                YEAR ENDED DECEMBER 31
                                                       ---------------------------------------------------------------------
                                                        1999(2)          1998           1997           1996           1995
                                                       ---------      ---------      ---------      ---------      ---------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA
Net revenues .....................................     $ 117,282      $  36,650      $  16,806      $   5,858      $   1,003
Cost of revenues .................................       101,290         31,074         14,873          5,137            623
                                                       ---------      ---------      ---------      ---------      ---------
Gross profit .....................................        15,992          5,576          1,933            721            380
Operating expenses:
  Research and development .......................        10,385          4,140          1,060            431            388
  Sales and marketing ............................        81,349         27,206          1,696            704            407
  General and administrative .....................        12,319          3,801          1,087            450            103
  Goodwill and deferred compensation
    amortization .................................        36,745          1,565             --             --             --
                                                       ---------      ---------      ---------      ---------      ---------
         Total operating expenses ................       140,798         36,712          3,843          1,585            898
                                                       ---------      ---------      ---------      ---------      ---------
Loss from operations .............................      (124,806)       (31,136)        (1,910)          (864)          (518)
Interest and other income, net ...................            41             63            167             85              7
                                                       ---------      ---------      ---------      ---------      ---------
Loss from continuing operations ..................      (124,765)       (31,073)        (1,743)          (779)          (511)

Loss from discontinued operations ................            --             --         (3,616)          (736)            --
                                                       ---------      ---------      ---------      ---------      ---------
Net loss .........................................     $(124,765)     $ (31,073)     $  (5,359)     $  (1,515)     $    (511)
                                                       =========      =========      =========      =========      =========
Basic and diluted net loss per
  share from continuing operations(1) ............     $   (3.67)     $   (1.65)     $   (0.21)     $   (0.10)     $   (0.07)
                                                       =========      =========      =========      =========      =========
Basic and diluted net loss per
  share from discontinued operations(1) ..........            --             --          (0.40)         (0.08)            --
                                                       ---------      ---------      ---------      ---------      ---------
Basic and diluted net loss per share(l) ..........     $   (3.67)     $   (1.65)     $   (0.61)     $   (0.18)     $   (0.07)
                                                       =========      =========      =========      =========      =========
Number of shares used in computing basic and
  diluted net loss per share(1) ..................        34,039         18,900          9,000          9,000          9,000
                                                       =========      =========      =========      =========      =========

                                                                                     DECEMBER 31,
                                                             ------------------------------------------------------------
                                                               1999         1998         1997         1996         1995
                                                             --------     --------     --------     --------     --------
CONSOLIDATED BALANCE SHEET DATA
Cash, cash equivalents, and short-term investments .....     $ 66,313     $ 81,548     $  2,571     $  3,737     $    255
Working capital (deficiency) ...........................       68,093       80,128        1,093        3,543         (106)
Total assets ...........................................      220,376      109,904        9,586        5,691          579
Long-term obligations, net of current portion ..........       63,260       63,250           99          105          105
Redeemable convertible preferred stock .................           --           --       12,565        6,395          651
Stockholders' equity (net capital deficiency) ..........     $127,512     $ 24,723     $(11,191)    $ (2,409)    $   (793)

(1) For explanation of the calculation of per share amounts, see Note 1 of Notes to Consolidated Financial Statements.

(2) The 1999 results include the results of operations of BuyDirect.com from its date of acquisition, March 30, 1999.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

   At the end of the third quarter of 1999, Beyond.com made a strategic decision to refocus the Company's business from a consumer retail focused company to a business-to-business e-commerce services company. Under this new direction, we plan to focus our resources and expertise in two areas that we believe have substantial revenue growth and profit potential: our eStore and Government Systems Groups. While we will still sell software and computer related products via the Beyond.com website, we do not intend to spend significant advertising dollars to attract new customers to the website as we have done in the past. Instead, we plan to expand our existing consumer customer base through our affiliates program, and direct email campaigns while leveraging our website to help promote and grow our eStore and Government Systems Groups. Notwithstanding our recent shift in focus, we intend to continue to reassess our business and it is possible that, under certain circumstances, portions of our business maybe sold to enable us to more narrowly focus on our eStore Group. As part of this refocus, the Company reduced its workforce by approximately 75 employees in January 2000, or approximately 20% of its total workforce, and began consolidating facilities and disposing of excess capital assets. Additionally, the Company terminated its existing marketing agreements focused on generating consumer sales with AOL, CNET, Excite, Yahoo! and ZDNet during February and March 2000 at a cost of approximately $5.8 million in termination fees. In addition, the Company expects to record a restructuring charge of between $11.0 million to $14.0 million in the first quarter of 2000. Management expects the workforce reduction, facilities consolidation, and termination of marketing agreements will lower future operating expenses and reduce cash obligations for the remainder of fiscal 2000.

eStore Group

   Beyond.com's eStore Group allows software publishers, hardware manufacturers and systems OEMs to launch a full-service Web store in at a substantially lower total cost than they would incur if they developed a similar system internally. Businesses can choose from an array of services, including website design and construction, transaction processing, physical and electronic order fulfillment, customer support, marketing, merchandising support, fraud management, tax payment, currency conversion and reporting. Our current eStore customers include CADopia, Compaq Computer, Executive Software, HP Shopping Village (a subsidiary of Hewlett Packard), McAfee.com, Palm Computing, Symantec, Systran Software, Telex and Trend Micro.

   We will derive revenue for our eStore Group from two different business models. One model, where we earn revenues by reselling the products of our eStore customers, is a traditional reseller model that is characterized by higher per transaction revenue but lower margins. The second model, where we are paid fees based on the transactions we complete and the services we render, is a transaction and services model which typically has lower revenue per transaction but higher potential gross margins. In the near term, we expect our gross margins will fluctuate around our current levels, depending on the mix of these two models in any given quarter. We believe in the long term, as we migrate to a higher percentage of customers under the transaction model and leverage our merchandising expertise and digital service capabilities, our gross margins will be higher than current levels.

Government Systems Group

   Beyond.com's Government Systems Group provides digitally downloadable software and related services to a growing list of U.S. Government agencies including the Internal Revenue Service (IRS), Office of the Comptroller of the Currency (OCC), Bureau of Engraving and Printing (BEP), Office of Thrift Supervision (OTS), Defense Logistics Agency (DLA), National Imagery and Mapping Agency (NIMA), Patent and Trademark Office (PTO), and the Department of Defense
(DoD).

Website

   Beyond.com's online store (www.beyond.com), offers customers a comprehensive selection of software and computer related products, customer reviews, customer service, and competitive prices. We deliver software to customers by physically delivering the shrink-wrap software package, or over the Internet via digital download. We carry approximately 177,000 software stock keeping units and approximately 13,000 of these stock keeping units can be delivered to customers via digital download.

General

   Each year since inception, we have incurred increasingly larger net losses. These annual net losses increased from $5.5 million in 1997, to $31.1 million in 1998, to $124.8 million in 1999. We anticipate our operating expenses will decrease from 1999 levels as a result of our restructuring, lower headcount, reduced advertising and business model transition. However, our de-emphasis on advertising to promote our brand and our reallocation of resources to the eStore Group could result in dramatically reduced revenues and increased losses, if the market does not accept our eStore product.

   As we currently have relatively low gross margins, our ability to become profitable given our planned expenses depends on our ability to generate and sustain higher net revenues. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. We do not expect to achieve operating "break even" until at least the fourth quarter of 2002. We have little experience forecasting our revenues. Therefore, we believe that period-to-period comparisons of our financial results are not necessarily meaningful, and you should not rely upon them as an indication of our future performance. If we cannot achieve and sustain operating profitability or positive cash flows from operations, we may be unable to meet our debt service obligations or working capital requirements, which would adversely effect our business.

Acquisition of BuyDirect.com

   On March 30, 1999, a wholly owned subsidiary of Beyond.com merged with and into BuyDirect.com, an online software retailer for consumers and business customers. Upon the closing of this merger, Beyond.com issued 4,930,123 shares of its common stock to BuyDirect.com's stockholders in exchange for their outstanding shares of BuyDirect.com common and preferred stock. Beyond.com assumed options to purchase 281,757 shares of its common stock in connection with the merger. We accounted for the merger using the purchase method of accounting. The purchase price of approximately $138.9 million included the fair market value of the common stock of $120.5 million, the fair value of the fully vested options assumed of $2.7 million, liabilities assumed of $13.0 million and the acquisition costs incurred in connection with the merger. The fair value of the unvested options assumed of $4.6 million has been recorded as deferred compensation. The intangible assets resulting from the merger are being amortized to expense over the estimated useful lives of one to three and one half years. We recorded approximately $34.1 million in goodwill amortization expense in 1999.

Acquisition of SoftGallery

   On October 20, 1999, Beyond.com acquired SoftGallery SARL, a Paris, France based online software reseller of digitally downloadable software products. Under the terms of the acquisition, Beyond.com is required to issue approximately 48,000 shares of its common stock to SoftGallery stockholders, paid cash of $500,000 and assumed liabilities of $167,000. In addition, Beyond is obligated to issue an additional 192,000 shares to SoftGallery stockholders, subject to SoftGallery meeting specific European revenue targets and employment contingencies. The European revenue contingencies are only applicable if Beyond.com meets certain marketing and business development commitments in Europe. These shares will be held in escrow and will be delivered in various intervals through October 2003 as SoftGallery meets the revenue targets and employment contingencies.

   The common stock that was issuable on the date of the acquisition and was not subject to the revenue target or employment contingencies was valued at approximately $600,000, based on the closing price on the date of the acquisition. The acquisition was accounted for using the purchase method of accounting. The total purchase price was approximately $1.4 million and included the fair value of the common shares issued of approximately $600,000, a cash payment of $500,000, liabilities assumed of $167,000 and acquisition costs of approximately $100,000. The purchase price was allocated to intangible assets and is being amortized over the estimated useful life of four years. On the date of the acquisition, Beyond did not record the value of the contingent consideration to be issued because these amounts were not earned and were subject to the revenue targets and employment contingencies. The value of the remaining shares subject to the revenue targets and employment contingencies will be recorded as compensation expense as the shares are earned pursuant to the terms of the agreement. As of December 31, 1999, no contingent shares had been earned.

RESULTS OF OPERATIONS

   The following table sets forth, for the periods indicated, the percentage relationship of certain items from our consolidated statement of operations to total net revenues.

                                                  YEAR ENDED DECEMBER 31,
                                             --------------------------------
                                              1999         1998         1997
                                             ------       ------       ------
Net revenues ...........................      100.0%       100.0%       100.0%
Cost of revenues .......................       86.4         84.8         88.5
                                             ------       ------       ------
Gross profit ...........................       13.6         15.2         11.5
Operating expenses:
  Research and development .............        8.9         11.3          6.3
  Sales and marketing ..................       69.4         74.2         10.1
  General and administrative ...........       10.5         10.4          6.5
  Goodwill and deferred compensation
    amortization .......................       31.3          4.3           --
                                             ------       ------       ------
          Total operating expenses .....      120.1        100.2         22.9
                                             ------       ------       ------
Loss from operations ...................     (106.5)       (85.0)       (11.4)
Interest income, net ...................        0.1          0.2          1.0
                                             ------       ------       ------
Loss from continuing operations ........     (106.4)       (84.8)       (10.4)
Loss from discontinued operations ......         --           --        (21.5)
                                             ------       ------       ------
Net loss ...............................     (106.4)%      (84.8)%      (31.9)%
                                             ======       ======       ======

YEARS ENDED DECEMBER 31, 1999 AND 1998

   NET REVENUES. The Company's revenues are primarily derived from two sources: the operation of eStores and resale of computer software. Our revenues include sales of software to customers using credit cards, to corporate customers that are invoiced directly under credit terms, to U.S. Government agencies pursuant to contractual arrangements and, to a lesser extent, amounts received from software publishers for advertising and promotion. Revenue from the sale of software, net of estimated returns, is recognized when persuasive evidence of an arrangement exists, either shipment of the physical product or delivery of the electronic product has occurred, fees are fixed and determinable, and collectibility is considered probable. Sales of software under contracts with the U.S. Government require continuing service, support and performance by the Company. Accordingly, the related revenues and costs are deferred and recognized over the period the service, support and performance are provided. Revenues derived from software publishers for advertising and promotion are recognized as the services are provided. Costs of deferred revenue relate to software licenses purchased from software publishers for sales to U.S. Government agencies. As our business model shifts away from aggressive advertising promotion of our consumer business, we may not be able to develop the eStore service to replace potential lost consumer revenues. This could have an adverse affect on our business and could impact our ability to meet our debt service payments.

   Beyond.com's revenues can be categorized into the following three segments:

      - eStore revenue was $25.0 million in 1999 compared to $1.7 million in 1998. The increase in 1999 was primarily the result of the addition of a number of new eStore customers, including Compaq Computer, HP Shopping Village, My Software and Symantec; and the fact that our eStore service was relatively new in 1998 with revenue only in the fourth quarter of 1998. eStore revenue represented 21.4% of total revenue in 1999 compared to 4.7% of total revenue in 1998.

      - Government Systems revenue was $29.7 million in 1999 compared to $10.5 million in 1998. The increase in 1999 was primarily the result of the addition of a number of new contracts with U.S. Government agencies including, the BEC, DoD, IRS, and PTO as well as the expansion of existing contracts. Government systems revenue represented 25.3% of total revenue in 1999 compared to 28.7% of total revenue in 1998.

      - Website revenue was $62.5 million in 1999 compared to $24.4 million in 1998. The increase in 1999 was primarily the result of the acquisition of BuyDirect and our aggressive marketing and advertising campaign. Website revenue represented 53.3% of total revenue in 1999 compared to 66.6% of total revenue in 1998.

   COST OF REVENUES. Our cost of revenues consists primarily of the costs of software and software licenses sold to consumer and corporate customers, related credit card processing fees, and the costs of software licenses and software updates provided to the U.S. Government.

   Beyond.com's cost of revenues can be categorized into the following three segments:

      - eStore's cost of revenues was $20.9 million in 1999 compared to $1.4 million in 1998. The increase in 1999 was primarily the result of the addition of a number of new eStore customers, including Compaq Computer, HP Shopping Village, My Software and Symantec; and the fact that our eStore service was relatively new in 1998 with cost of revenues only in the fourth quarter of 1998.

      - Government Systems cost of revenues was $27.0 million in 1999 compared to $9.6 million in 1998. The increase in 1999 was primarily the result of the addition of a number of new contracts with U.S. Government agencies, including, the BEC, DoD, IRS, and PTO as well as the expansion of existing contracts.

      - Website cost of revenues was $53.4 million in 1999 compared to $20.0 million in 1998. The increase in 1999 was primarily the result of increases in revenues resulting from the acquisition of BuyDirect and an aggressive marketing and advertising campaign.

   GROSS MARGIN. Our gross margin (gross profit as a percentage of net revenues) decreased from 15.2% in 1998 to 13.6% in 1999. This decrease primarily resulted from an increase in consumer rebate programs along with an increase in lower margin government business during 1999.

   RESEARCH AND DEVELOPMENT EXPENSES. Our research and development expenses primarily consist of personnel and other expenses associated with developing and enhancing our websites as well as associated facilities related expenses. Our research and development expenses increased from $4.1 million in 1998 to $10.4 million in 1999, primarily as a result of an increase in personnel related costs of $7.0 million. These expenses decreased as a percentage of net revenues from 11.2% in 1998 to 8.9% 1999. The increase in absolute spending was the result of increases in our personnel and depreciation on computer equipment. The decrease in spending as a percentage of revenue was due to faster growth in revenues versus expenses. We anticipate that research and development expenses will decrease in absolute dollar terms in fiscal 2000.

   SALES AND MARKETING EXPENSES. Our sales and marketing expenses consist primarily of advertising expenditures and costs associated with promoting our websites, including personnel and related expenses. In addition, expenditures associated with our strategic marketing alliances are included in sales and marketing expenses. Our sales and marketing expenses increased significantly from $27.2 million in 1998 to $81.3 million in 1999. These expenses decreased as a percentage of net revenues from 74.1% in 1998 to 69.4% in 1999. The absolute dollar spending for these expenses increased as the result of increased costs associated with strategic marketing alliances of $21.9 million, branding and marketing campaigns of $19.9 million, and an increase in personnel to support increased sales and marketing activity of $17.4 million.

   During the first quarter of 2000 the Company terminated its existing marketing agreements with AOL, CNET, Excite, Yahoo!, and ZDNet for approximately $5.8 million in termination fees. As a result, the Company is no longer obligated to make payments under these agreements in any future periods. These agreements represented 27% of the sales and marketing expenses in 1999. Based on our termination of these agreements and future reductions in advertising expenditures, we anticipate that sales and marketing expenses will decrease in absolute dollar terms in fiscal 2000.

   GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses consist primarily of personnel expenses, legal and accounting expenses, and corporate facility-related expenses. Our general and administrative expenses increased from $3.8 million in 1998 to $12.3 million in 1999. These expenses decreased as a percentage of net revenues from 10.4% in 1998 to 10.5% in 1999. The increase in absolute dollars was primarily the result of increased personnel-related costs of $7.4 million and facilities-related expenses of $1.3 million associated with the hiring of additional personnel, as well as legal and accounting fees of $2.1 million associated with strategic initiatives conducted during the year. We anticipate that general and administrative expenses will decrease in absolute dollar terms in fiscal year 2000.

   GOODWILL AND DEFERRED COMPENSATION AMORTIZATION. As a result of the BuyDirect.com merger on March 30, 1999, we recorded $136.5 million of goodwill. In 1999 we amortized $34.1 million dollars of this goodwill balance and will amortize an additional $39.1 million dollars in fiscal year 2000. The goodwill associated with the BuyDirect acquisition will be fully amortized in fiscal 2002. There may be additional goodwill amortization charges if additional mergers are completed. We recorded deferred compensation during 1999 of $4.6 million dollars in conjunction with our BuyDirect merger and deferred compensation in 1998 of $3.8 million in connection with certain stock options granted prior to our initial public offering. During 1999, we amortized $2.5 million of deferred compensation to expense and recorded a further reduction in deferred compensation of $2.8 million as a result of employee terminations.

   INTEREST INCOME, NET. Interest income, net, consists of earnings on our cash and short-term investments, net of interest costs related to our financing obligations. Interest income, net, decreased from $63,000 in 1998 to $41,000 in 1999. In 1999, interest expense totaling approximately $5.1 million primarily arose from our 7 1/4% Convertible Subordinated Notes. Interest expense in 1999 was offset primarily by interest income totaling approximately $5.0 million earned on our cash and short-term investment balances. In 1998, interest expense totaling approximately $1.3 million arose from our 7 1/4% Convertible Subordinated Notes, offset by interest income totaling approximately $1.4 million from our cash balances.

   INCOME TAXES. We incurred a net operating loss for 1998 and for 1999, with no current tax benefit. As a result, in these periods no provision for income taxes has been recorded. As of December 31, 1999, for federal income tax purposes we had approximately $135,000,000 of net operating loss carryforwards, which expire between 2002 and 2019. Based on application of criteria outlined in Statement of Financial Accounting Standards No. 109 (FAS 109) to our limited operating history, losses incurred to date, and the difficulty in accurately predicting our future operating results, we have recorded a full valuation allowance against our deferred income tax assets for 1998 and 1999. Additionally, any attempt by us to utilize such net operating loss carryforwards and any tax credit carryforwards may be subject to a substantial annual limitation imposed by ownership change provisions of the Internal Revenue Code of 1986, as amended, and by similar state provisions. Such annual limitation may result in the expiration of net operating loss carryforwards and tax credits before utilization. (See Note 12 of Notes to Consolidated Financial Statements).

YEARS ENDED DECEMBER 31, 1998 AND 1997

   NET REVENUES. Beyond.com's revenues can be categorized into the following three segments:

      - eStore revenue was $1.7 million, or 4.7% of total revenue, in 1998 with revenue only in the fourth quarter. There were no eStore revenues in 1997.

      - Government Systems revenue was $10.5 million in 1998 compared to $5.6 million in 1997. The increase in 1998 was primarily the result of the expansion of existing contracts with U.S. Government agencies. Government Systems revenue represents 28.7% of total revenue in 1998 compared to 33.2% of total revenue in 1997.

      - Website revenue was $24.4 million in 1998 compared to $11.2 million in 1997. The increase in 1998 was primarily the result of an aggressive marketing and advertising campaign. Website revenue represents 66.6% of total revenue in 1998 compared to 66.8% of total revenue in 1997.

   COST OF REVENUES. Beyond.com's cost of revenues can be categorized into the following three segments:

      - eStore's cost of revenues was $1.4 million in 1998 with cost of revenues only in the fourth quarter. There were no eStore cost of revenues in 1997.

      - Government Systems cost of revenues was $9.6 million in 1998 compared to $5.1 million in 1997. The increase in 1998 was primarily the result of the expansion of existing contracts with U.S. Government agencies.

      - Website cost of revenues was $20.0 million in 1998 compared to $9.8 million in 1997. The increase in 1998 was primarily the result of an aggressive marketing and advertising campaign.

   GROSS MARGIN. Our gross margin increased from 11.5% in 1997 to 15.2% in 1998. This increase primarily resulted from a shift in our revenue mix as we received an increased percentage of higher margin consumer business, an increased percentage of higher margin digital download revenues, and an increased percentage of higher margin advertising and promotional revenues from software publishers.

   RESEARCH AND DEVELOPMENT EXPENSES. Our research and development expenses consist primarily of personnel and other expenses associated with developing and enhancing our websites as well as associated facilities related expenses. Our research and development expenses increased from $1.1 million in 1997 to $4.1 million in 1998, primarily as a result of an increase in personnel related costs of $1.5 million and depreciation on computer equipment of $225,000. These expenses also increased as a percentage of net revenues from 6.3% in 1997 to 11.3% 1998.

   SALES AND MARKETING EXPENSES. Our sales and marketing expenses consist primarily of promotional expenditures and costs associated with operating our websites, including personnel and related expenses. In addition, we included the expenditures associated with our strategic marketing alliances under sales and marketing expenses. Our sales and marketing expenses increased significantly from $1.7 million in 1997 to $27.2 million in 1998. These expenses also increased significantly as a percentage of net revenues from 10.1% in 1997 to 74.2% in 1998. This increase both in absolute dollars and as a percentage of net revenues was primarily the result of costs of:

   - $7.2 million for developing and maintaining our strategic marketing alliances;

   - $11.3 million for our branding and marketing campaign (including expenses associated with our re-branding efforts); and

   - $3.7 million for an increase in personnel to support increased sales and marketing and advertising.

   GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses consist primarily of personnel expenses, legal and accounting expenses, and corporate facility-related expenses. Our general and administrative expenses increased from $1.1 million in 1997 to $3.8 million in 1998. These expenses also increased, as a percentage of net revenues, from 6.5% in 1997 to 10.4% in 1998. This increase in both absolute dollars and as a percentage of net revenues was primarily the result of increased personnel-related costs and facilities-related expenses associated with the hiring of additional personnel of $2.3 million.

   INTEREST INCOME, NET. Interest income, net, consists of earnings on our cash investments, net of interest costs related to our financing obligations. Interest income, net, decreased from $167,000 in 1997 to $63,000 in 1998. This decrease was primarily a result of increased interest expenses totaling approximately $1.3 million associated with our credit facility and our 7 1/4% Convertible Subordinated Notes offset by interest income totaling approximately $1.4 million from higher average cash balances.

   INCOME TAXES. We incurred a net operating loss for 1997 and for 1998, with no current tax benefit. As a result, in these periods no provision for income taxes was recorded.


LIQUIDITY AND CAPITAL RESOURCES

   From inception through December 31, 1999, we financed our operations primarily through private sales of preferred stock, our initial public offering in June 1999 of 5,750,000 shares of our common stock, our second public offering in April of 1999 of 3,000,000 shares of our common stock, and the sale of convertible notes in November and December of 1998. We raised cumulative net cash proceeds totaling $14.8 million through private sales of preferred stock. In June 1998, we received net proceeds of $46.8 million from our initial public offering. We raised an additional $2.0 million at the closing of our initial public offering through the sale of common stock to America Online pursuant to a Common Stock and Warrant Subscription Agreement entered into in March 1998. In November and December 1998, we raised net cash proceeds totaling approximately $63.3 million through the sale of our 7 1/4% Convertible Subordinated Notes. In April 1999, we received net proceeds of $98.5 million from our second public offering.

   As of December 31, 1999, we had approximately $66.3 million of cash and short-term investments compared with $81.5 million at December 31, 1998. As a result of our payments totaling $5.8 million in the first quarter of 2000 for the termination of marketing agreements, we have no material payment commitments other than those under our operating leases and contracts with U.S. Government agencies.

   We used net cash of $29.4 million in operating activities in 1998 compared to net cash of $99.0 million used in operating activities in 1999. Our cash used in operating activities in 1999 was primarily comprised of the net effect of:

   - a net loss of $124.8 million offset by non-cash charges for depreciation and amortization, including amortization of goodwill and deferred compensation, of $40.4 million;

   - increases in accounts receivable, prepaid expenses and noncurrent assets totaling $8.5 million primarily related to accounts receivable from U.S. Government agency contracts;

   - an increase in deferred revenue of $3.6 million offset by an increase in cost of deferred of $4.1 million, related to the execution of new U.S. Government agency contracts; and

   - increase in accounts payable and accrued liabilities related to our growth.

   We used net cash of $71.7 million in investing activities for net purchases of short-term investments in 1999 of $54.5 million, acquisitions of leasehold improvements and computer equipment of $11.7 million and costs of $5.8 million associated with the acquisition of BuyDirect.

   We received net cash of $98.5 million in 1999 from financing activities from proceeds of our second public offering in April 1999.

   We believe that our cash, cash equivalents, and short-term investments at December 31, 1999, will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. Thereafter, we expect that the cash we generate from operations likely will not be sufficient to satisfy our longer term cash needs. We will need significant amounts of cash to make a variety of payments, in the longer term including:

   - payment of the principal and interest on 7 1/4% Convertible Subordinated Notes when due;

   -  continued investment in technical infrastructure; and

   -  payment of ongoing operating expenses.

   We may need to sell additional equity or debt securities to raise cash to meet these obligations. Such sales likely would result in additional dilution to our stockholders. In addition, we cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

YEAR 2000

   Many existing computer programs use only two digits to identify a year. These programs were designed and developed without addressing the impact of the recent change in the century. If not corrected, many computer software applications could fail or create erroneous results beyond the Year 2000. We assessed our proprietary software and our internally developed systems, which permit the sale, order, processing and delivery of off-the-shelf software to our customers to determine Year 2000 compliance. We searched through software code for each of these applications and identified all instances where date specific information is required. We further investigated whether these date fields contain two or four digits. We believe our other proprietary software and internally developed systems are Year 2000 compliant.

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

   Our software applications run on several hardware platforms and associated operating systems. In addition, our software operates in accordance with several external Internet protocols, such as HTTP and NNTP. Our software is therefore dependent upon the correct processing of dates by these systems and protocols. We reviewed information made publicly available by our hardware platform providers regarding Year 2000 compliance and researched the date handling capabilities of applicable Internet protocols. We do not believe that the underlying systems and protocols that operate in conjunction with our software applications contain material Year 2000 deficiencies.

   We use multiple software systems for our internal business purposes, including accounting, email, development, human resources, customer service and support, and sales tracking systems. We have made inquiries of vendors of the systems that we believe are mission critical to our business regarding their Year 2000 readiness. Each of these vendors has indicated to us that it believes its applications are Year 2000 compliant, although we have not received affirmative documentation in this regard from any of these vendors. To date, we have not experienced any material Year 2000 problems with regards to our proprietary software, internally developed systems, and hardware or software platforms developed by external vendors.

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

                             CAUTIONARY STATEMENTS

The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These include, without limitation, statements regarding the Company's expectations, objectives, anticipations, plans, hopes, beliefs, intentions or strategies regarding the future. Forward-looking statements include, without limitation, the statements regarding (a) the demand for e-commerce services, such as the Company's eStore product which allows companies to set up a full-service Web store on the Internet; (b) the demand for the Company's proprietary Enterprise Download Manager service which allows information technology managers to rapidly deploy, maintain, and update software throughout a large enterprise; (c) the Company's belief that the e-commerce services market is growing and that businesses will want to expand their product offerings on the Web using the Company's eStore product; (d) the Company's belief that its long-term success will depend on its ability to grow its eStore and Government Systems Groups under the heading "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview"; (e) the Company's belief that its current facilities will be adequate through 2000 under the heading "Item 2, Properties"; (f) the statements regarding the Company's expectation that research and development, sales and marketing, and general and administrative expenses in absolute dollars will likely decrease in future periods under the heading "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations"; (g) the Company's belief that its existing resources, together with cash generated from its operations, will be sufficient to meet its capital requirements for at least the next twelve months under the heading "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"; (h) the Company's belief that the adoption of FAS 133 will not have a significant impact on its operating results or cash flows, under the heading "Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 1 Summary of Significant Accounting Policies - Recent Accounting Pronouncements"; (i) the Company's belief that its current recognition policy complies with SAB 101, under the heading "Consolidated Financial Statements - Notes to Consolidated Financial Statements - Note 1. Summary of Significant Accounting Policies - Recent Accounting Pronouncements";
(j) the Company's expectation that the sale of software products to U.S. Government agencies may continue to account for a high percentage of revenues for the foreseeable future under the heading "Consolidated Financial Statements
- Notes to Consolidate Financial Statements - Note 1. Summary of Significant Accounting Policies - Concentration of Credit Risk and Other Risks";

All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those included in such forward-looking statements. These cautionary statements should be considered in the context of the factors listed below, as well as those disclosed from time to time in the Company's Reports on Forms 10-Q and 8-K.

Additional risks and uncertainties that could cause actual results to differ materially from those described herein include the following:

RISK FACTORS -

WE MUST ESTABLISH OUR NEW BUSINESS MODEL

   We must launch and operate our eStore business model successfully and generate adequate revenue and gross margin to replace an expected decrease in revenue we may incur in the consumer market as we scale back on our consumer branding efforts. We have limited experience in operating our eStore business and cannot give any assurances that we will be able to fully build this business.

WE HAVE A LIMITED OPERATING HISTORY AND HAVE INCURRED NET LOSSES SINCE INCEPTION AND EXPECT FUTURE LOSSES

   We began selling software on our website in November 1994. As a result, we have only a limited operating history upon which you may evaluate our business and prospects. Additionally, as we refocus the company to an e-commerce services provider model from a consumer oriented business model our prior operating history does not offer significant information upon which you may evaluate our business and prospectus as we proceed into fiscal 2000 and beyond. We incurred net losses of approximately $163.5 million from inception of our business through 1999. As of December 31, 1999, we had an accumulated deficit of approximately $167.1 million. We expect to continue to incur significant net operating losses for the foreseeable future.

WE ANTICIPATE SIGNIFICANT LOSSES AND NEGATIVE CASH FLOW

   We expect significant operating losses and negative cash flow to continue for the foreseeable future. Because we have relatively low gross margins, our ability to become profitable given our planned expenses depends on our ability to generate and sustain higher net revenues. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

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

   - new websites, services and products introduced by us or by our competitors;

   -  price competition;

   - decreases in the level of growth, use of or consumer acceptance of the Internet and online services or consumer acceptance of the Internet and other online services for the purchase of consumer products;

   - the termination of contracts with major purchasers, particularly U.S. Government agencies;

   - technical difficulties or system downtime affecting the Internet or online services, generally, and eStore websites for customers or the operation of our website;

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

   We must successfully execute our new eStore strategy. This includes adding significant new eStore clients in the software and computer peripherals markets while adding additional high margin services that are valued by our customers. We must also increase the number of repeat purchasers of software through our online sites and increase revenues from purchasers of digitally downloadable software products. In addition, we must successfully maintain the Beyond.com brand. We cannot be certain that we can accomplish these objectives or that our business strategy will be successful.

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

   Our gross margins are likely to fluctuate over time. A number of factors may impact our gross margins, including:

   - the mix of revenues between our eStores Group, Government Systems Group and our website;

   -  the mix of transaction versus reseller revenue in our eStore business;

   - the mix of revenues from sales of shrink-wrap products and products delivered through digital download;

   - the mix of revenues from sales of software products and computer peripheral products (such as joysticks, personal organizers and related products);

   -  the amount of advertising or promotional revenues we receive; and

   -  our ability to rapidly grow value added services for our eStore business.


   We realize higher gross margins from:

   -  advertising and promotional revenues than from software products sales;

   - product sales through digital download than from sales of shrink-wrap software products;

   - sales of specialty software products than from sales of widely available commodity software products; and

   -  consulting and marketing services for eStores, than from transaction fees.

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

WE NEED ADDITIONAL CAPITAL TO FUND OUR BUSINESS

   We require substantial working capital to fund our business in the longer term. We expect operating losses and negative cash flow to continue for the foreseeable future. We will likely have to raise additional funds, in part to make interest payments to holders of our 7 1/4% Convertible Subordinated Notes. We may elect to seek additional funds at any time. The actual amount and timing of our longer term future capital requirements may differ materially from our estimates. In particular, our estimates may be inaccurate as a result of changes and fluctuations in our revenues, operating costs and development expenses.

   Our revenues and costs also depend upon factors that we cannot control. These factors include changes in technology and regulations, increased competition and factors such as Web integrity, seasonality, and performance by third parties in connection with our operations. Because of these factors, our actual revenues and costs are uncertain and may vary considerably. These variations may significantly affect our future need for capital. We may be unable to raise financing sufficient for our needs, either on suitable terms or at all. This will hinder our ability to satisfy our obligations to holders of our 7 1/4% Convertible Subordinated Notes. This result would substantially harm the trading price of our common stock and materially harm our business.

WE WILL REQUIRE SUBSTANTIAL AMOUNTS OF CAPITAL FOR DEBT SERVICE AND POTENTIAL REPAYMENT OF THE 7 1/4% CONVERTIBLE SUBORDINATED NOTES IN 2003

   By selling the 7 1/4% Convertible Subordinated Notes in November and December 1998, we incurred $63,250,000 principal amount of indebtedness. We will likely require substantial amounts of cash to fund scheduled payments of principal and interest on our 7 1/4% Convertible Subordinated Notes, future capital expenditures and any increased working capital requirements. We will not be able to meet our cash requirements out of cash flow from operations. We also may be unable to obtain alternative financing. A lack of adequate financing may adversely affect our ability to:

   -   respond to changing business and economic conditions;

   -   make future acquisitions;

   -   absorb negative operating results; or

   -   fund capital expenditures or increased working capital requirements.

   We could attempt to refinance our 7 1/4% Convertible Subordinated Notes if our cash flow from operations is insufficient to repay them at maturity. However, a refinancing might not be available on terms acceptable to us, or at all. If we fail to make necessary payments on our 7 1/4% Convertible Subordinated Notes, we will be in default under the terms of our 7 1/4% Convertible Subordinated Notes, and may also be in default under agreements controlling our other indebtedness, if any. Any default by us under our 7 1/4% Convertible Subordinated Notes or on other indebtedness could adversely affect our financial condition and operating results.

OUR MARKETS ARE HIGHLY COMPETITIVE

   Beyond.com faces competition primarily on three fronts: e-commerce service vendors of various types, government resellers and systems integrators, and online resellers of software and computer peripherals.


E-Commerce Service Vendors

   The e-commerce business-to-business outsourcing marketplace for building and managing Web stores is new, rapidly evolving and intensely competitive. We expect competition to intensify in the future as current and new competitors potentially launch new e-commerce services that offer a variety of outsourcing options to businesses. eStore competitors include Digital River, ReleaseNow, NetSales and ShopNow. These companies provide similar solutions to Beyond.com's eStore Group offering. Like Beyond.com, they target the software and hardware industry and similar customers ranging from small to large businesses. Other competitors include Escalate, BuyNow and Sykes Enterprises. Escalate and BuyNow are still new to the market but could pose a competitive threat once established. Sykes Enterprises has a solid clientele in the software and hardware industry and could be a competitive threat if they become an end-to-end or full-service provider.

   Competitive pressures created by any one of these current or future competitors, or by our competitors collectively, could negatively impact our business.

   We believe that the principal competitive factors in our market are:

    - skill in building and managing Web stores that offer a wide array of services, including advertising, merchandising, marketing campaigns, banner campaigns, market research and strategic planning. Marketing services include direct emails with personalized messages, e-packaging solutions that allow customers to rent, demo and download software, update services that inform clients of new upgrades to their software, and e-business centers that target business-to-business clients;

    -   expertise in Web user interface design;

    -   proprietary technology and operational experience in digital download;

    -   rapid website building time;

    - operational and service performance excellence in the areas of customer support and site uptime;

    -   offering additional services, including fraud elimination services;

    - providing a one-stop solution through key partnerships with companies such as CyberCash, Preview Systems and Ingram Micro that allow companies to outsource some of their services and alleviate internal resources; and

    -   expertise in integrating with a client's infrastructure.

   Competitors such as Digital River have longer operating histories and larger customer bases than we do. In addition, some of our current or potential competitors have greater financial, marketing and other resources than we do.

   In addition, as more businesses turn to e-commerce outsourcers to market and sell their products online, well established and well financed entities may:

    -   acquire online competitors;

    -   invest in online competitors; or

    -   form joint ventures with online competitors.

   Certain of our actual or potential competitors, such as Digital River, ReleaseNow, NetSales, ShopNow and BuyNow, may be able to:

    - secure key partnerships with vendors that allow them to outsource their services at a better price we can;

    - secure key partnerships that enable them greater access to potential customers;

    -   devote greater resources to marketing and promotional campaigns;

    -   adopt more aggressive pricing or services models to build market share;
        or

    - devote substantially more resources to grow and improve their e-commerce outsourcing offerings than we can.


Government Resellers and Systems Integrators

   In the government services marketplace, competitors such as Software Spectrum, GTSI, ASAP, CDW-G, SoftMart, GMR, MA Federal, SHI.com, and Corporate Software & Technology have greater experience in selling software to the large enterprise market than we do. Further, they have more sophisticated infrastructure and larger sales teams than we do.


Online Resellers of Software and Computer Peripherals

   For the Beyond.com website competition, we expect challenges from current online resellers, such as, Amazon.com, Buy.com, CompUSA, Cyberian Outpost, and Egghead, which may have longer operating histories, larger customer bases, and greater financial, marketing and other resources than we do. In addition, new technologies and expansion of existing technologies, such as price comparison programs that select specific titles from a variety of websites, may direct customers to online software resellers that compete with us and may increase our competition.

   In summary, increased competition may cause us to reduce pricing or increase service and marketing expenses that could reduce operating margins and funds available to improve our technology and promote our business. We cannot assure that we can compete successfully against current and future competitors. Failure to compete successfully against our current and future competitors could materially hurt our business.


WE RELY ON SOFTWARE PUBLISHERS AND DISTRIBUTORS

   We are entirely dependent upon the software publishers and distributors that supply us with software and computer products for resale, and the availability of these software and computer products is unpredictable. In 1999 and 1998, sales of software provided by

 Microsoft and by a major software distributor accounted for a substantial portion of our revenues. As is common in the industry, we have no long term or exclusive arrangements with any software publishers or distributors that guarantee the availability of software for resale. For example, our agreement with Microsoft automatically renews for successive one year periods but is terminable for any reason by 30 days written notice prior to the expiration of the given term. Although we believe that we can replace our relationship with the major software distributor without much difficulty, if this relationship terminates then the publishers or distributors that currently supply us with software might cease to continue to supply us, and we might be unable to establish new relationships with other software publishers and distributors.

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

OUR CUSTOMERS ARE CONCENTRATED; WE ARE SUBJECT TO RISKS ASSOCIATED WITH RELIANCE ON CONTRACTS WITH U.S. GOVERNMENT AGENCIES

    We have several contracts with U.S. Government agencies which accounted for approximately 14% of our net revenues in 1999. Each of these contracts is subject to annual review and renewal by the government, and may be terminated at any time. Each government contract, option and extension is only valid if the government appropriates enough funds for expenditure on such contracts, options or extensions. Accordingly, we might fail to derive any revenue from sales of software to the U.S. Government in any given future period. If the U.S. government fails to renew or terminates any of these contracts it would adversely affect our business and results of operations.

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

   -  additions or departures of key personnel; and

   -  sales of common stock.

   In addition, the securities market has experienced extreme price and volume fluctuations, and the market prices of the securities of Internet-related and technology companies have been especially volatile. These broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of stock, many companies have been the object of securities class action litigation. If we were to be sued in a securities class action, it could result in substantial costs and a diversion of management's attention and resources.

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

   To the extent that our activities or those of third party contractors involve the storage and transmission of proprietary information (such as credit card numbers), security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our business may be adversely affected if our security measures do not prevent security breaches, and we cannot assure that we can prevent all security breaches. In addition, we have suffered losses as a result of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders. Under current credit card practices, a merchant is liable for fraudulent credit card transactions where, as is the case with the transactions we process, that merchant does not obtain a cardholder's signature. Fraudulent use of credit card data in the future could adversely affect our business.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH DIGITAL DOWNLOAD

   Our success will depend in part on our customers accepting digital download as a method of buying software. We typically derive higher gross margins from software sales to consumers via digital download than we do on shrink-wrap software sales. Digital download is a relatively new method of selling software products and its growth and market acceptance is highly uncertain and subject to a number of factors, including:

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

WE ARE DEPENDENT ON KEY PERSONNEL AND NEED ADDITIONAL PERSONNEL

   Our future success depends on the continued service and performance of our senior management and other key personnel, particularly William S. McKiernan, Chairman of our Board of Directors, and C. Richard Neely, Jr., our Interim Chief Executive Officer and Chief Financial Officer. Competition for qualified management personnel is intense, particularly in the Silicon Valley area, and we may be unable to successfully attract, assimilate, or retain sufficiently qualified personnel in the future.

WE ARE SUBJECT TO CAPACITY CONSTRAINT RISKS; RELIANCE ON INTERNALLY DEVELOPED SYSTEMS AND SYSTEM DEVELOPMENT RISKS

   An element of our strategy is to generate a high volume of traffic on, and use of, our website. Our revenues depend in part, on the number of customers who use our website to purchase software. Accordingly, our website, transaction processing systems and network infrastructure performance, reliability and availability are critical to our operating results. These factors are also critical to our reputation and our ability to attract and retain customers and maintain adequate customer service levels. The volume of goods we sell and the attractiveness of our product and service offerings will decrease if there are any systems interruptions that affect the availability of our website or our ability to fulfill orders. We have experienced periodic systems interruptions, which we believe may continue to occur. We are continually enhancing and expanding our technology and transaction processing systems, and network infrastructure and other technologies, to accommodate a substantial increase in the volume of traffic on our website. We may be unsuccessful in these efforts or we may be unable to accurately project the rate or timing of increases in the use of our website. We may also fail to timely expand and upgrade our systems and infrastructure to accommodate these increases. In addition, we cannot predict whether additional network capacity will be available from third party suppliers as we need it. Also, our network or our suppliers' network might be unable to timely achieve or maintain a sufficiently high capacity of data transmission to timely process orders or effectively conduct digital download, especially if our website traffic increases. Our failure to achieve or maintain high capacity data transmission could significantly reduce consumer demand for our services.

WE MAY HAVE POTENTIAL CONFLICTS OF INTEREST WITH CYBERSOURCE

   In connection with the spin off of our Internet commerce services business to CyberSource in December 1997, we entered into agreements with CyberSource to define the ongoing relationship between the two companies. At the time these agreements were negotiated, all of our directors were also directors of CyberSource and other members of our management team joined CyberSource as executive officers. As a result, these and subsequent agreements may not be deemed the result of arm's length negotiations. Further, although CyberSource and Beyond.com are engaged in different businesses, the two companies currently have no policies to govern the pursuit or allocation of corporate opportunities between CyberSource and Beyond.com in the event they arise. Our business could be adversely affected if the overlapping board members of the two companies pursue CyberSource's interests over ours either in the course of intercompany transactions or where the same corporate opportunities are available to both companies.

WE ARE SUBJECT TO RISK OF SYSTEM FAILURE; OUR SYSTEMS ARE LOCATED IN SINGLE FACILITY

   Our success, in particular our ability to successfully receive and fulfill orders and provide high quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications systems. Substantially all of our development and management systems are in a single facility we lease in Santa Clara, California.

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

RAPID TECHNOLOGICAL CHANGE MAY ADVERSELY AFFECT US

   To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our online store. The Internet and the online commerce industry are characterized by rapid technological change, changes in user and customer requirements and preferences and frequent new product and service introductions. If competitors introduce products and services embodying new technologies or if new industry standards and practices emerge, then our existing Website, proprietary technology and systems may become obsolete. Our future success will depend on our ability to do the following:

   - both license and internally develop leading technologies useful in our business;

   -   enhance our existing services;

   - develop new services and technology that address the increasingly sophisticated and varied needs of our prospective customers; and

   - respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

   To develop our website and other proprietary technology entails significant technical and business risks. We may use new technologies ineffectively, or we may fail to adapt our website, proprietary technology and transaction processing systems to customer requirements or emerging industry standards. If we face material delays in introducing new services, products and enhancements then our customers may forego the use of our services and use those of our competitors.

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

WE MAY BECOME SUBJECT TO ADDITIONAL GOVERNMENT REGULATION

   Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. The most recent session of the U.S. Congress resulted in Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material. The European Union recently enacted its own privacy regulations. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel, contracts and taxation apply to the Internet. In addition, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the U.S. and abroad, that may impose additional burdens on companies conducting business online. The adoption or modification of laws or regulations relating to the Internet could adversely affect our business.

WE MAY BE LIABLE FOR INTERNET CONTENT

   We believe that our future success will depend in part upon our ability to deliver original and compelling descriptive content about the software products we sell on the Internet. As a publisher of online content, we face potential liability for defamation, negligence, copyright, patent or trademark infringement, or other claims based on the nature and content of materials that we publish or distribute. In the past, plaintiffs have brought such claims and sometimes successfully litigated them against online services. In addition, in the event that we implement a greater level of interconnectivity on our website, we will not and cannot practically screen all of the content our users generate or access, which could expose us to liability with respect to such content. Although we carry general liability insurance, our insurance may not cover claims of these types or may be inadequate to indemnify us for all liability that may be imposed on us. If we face liability, particularly liability that is not covered by our insurance or is in excess of our insurance coverage, then our reputation and our business may suffer.

WE MAY BE SUBJECT TO SALES AND OTHER TAXES

   We do not currently collect sales or other similar taxes for physical shipments of goods into states other than California, Virginia and the District of Columbia. We do not currently collect sales or other similar taxes for digital download of goods into states other than the District of Columbia. However, one or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us and other out of state companies which engage in online commerce. In addition, any new operations in states outside California and the District of Columbia, including operations assumed in connection with the proposed BuyDirect.com merger, could subject our shipments into such states to state sales taxes under current or future laws. If one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of our merchandise, it could adversely affect our business.

MANAGEMENT AND CERTAIN STOCKHOLDERS CAN EXERCISE SIGNIFICANT INFLUENCE OVER BEYOND.COM

    As of March 24, 2000, based upon 36,490,133 shares outstanding as of December 31, 1999, William S. McKiernan, the Chairman of our Board of Directors, and his respective affiliates beneficially own in the aggregate approximately 21.6% of our outstanding common stock. Therefore, if William S. McKiernan and his respective affiliates act together, they will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying, preventing or deterring a change in our control which could adversely affect the market price of our common stock.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH GLOBAL EXPANSION

   Although we sell software to customers outside the U.S., we have no overseas fulfillment or distribution facility or arrangement. We also have no website content localized for foreign markets. Therefore, we may be unable to expand our global presence effectively. In addition, international operations are subject to inherent risks, including:

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

   Interest Rate Risk. Our exposure to market rate risk for changes in interest rates relate primarily to our investment portfolio. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limit the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates. We may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates. We have no cash flow exposure due to rate changes for our $63.3 million Convertible Subordinated Notes.


   Foreign Currency Risk. To date we have not experienced material risks associated with foreign currencies as a result of our operations. However, with our expansion internationally, we will be exposed to risks associated with fluctuations in foreign currencies during fiscal 2000.

   Investment Risk. To date, we have not invested in equity instruments of companies.


ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS





                                                                            PAGE
                                                                            ----
                              BEYOND.COM CORPORATION
                       Consolidated Financial Statements

Report of Ernst & Young LLP, Independent Auditors.........................   35
Consolidated Balance Sheets...............................................   36
Consolidated Statements of Operations.....................................   37
Consolidated Statements of Stockholders' Equity (Net Capital Deficiency)..   38
Consolidated Statements of Cash Flows.....................................   39
Notes to Consolidated Financial Statements................................   40

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Beyond.com Corporation

   We have audited the accompanying consolidated balance sheets of Beyond.com Corporation as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (net capital deficiency), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beyond.com Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                            ERNST & YOUNG LLP

San Jose, California
January 14, 2000, except for the
third paragraph of Note 13, as
to which the date is March 27, 2000.

                             BEYOND.COM CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)




                                                                                            DECEMBER 31,
                                                                                     ------------------------
                                                                                       1999           1998
                                                                                     ---------      ---------
                                    ASSETS
Current assets:
  Cash and  cash equivalents ...................................................     $  11,539      $  81,548
  Short-term investments .......................................................        54,774             --
  Accounts receivable, net of allowances of $992 and $878 at
    December 31, 1999 and 1998 .................................................        13,843          8,785
  Note receivable from a director ..............................................            --            270
  Prepaid partnership agreements ...............................................         5,151          4,091
  Prepaid expenses and other current assets ....................................         3,002          2,110
  Cost of deferred revenue .....................................................         9,388          5,255
                                                                                     ---------      ---------
          Total current assets .................................................        97,697        102,059
Property and equipment, net ....................................................        13,077          3,150
Goodwill and other intangible assets ...........................................       102,229             --
Other noncurrent assets ........................................................         7,373          4,695
                                                                                     ---------      ---------
          Total assets .........................................................     $ 220,376      $ 109,904
                                                                                     =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .............................................................     $  12,579      $  14,443
  Accrued employee expenses ....................................................         2,046            575
  Other accrued liabilities ....................................................         5,468          1,169
  Current obligations under capital leases .....................................           118             --
  Deferred revenue .............................................................         9,393          5,744
                                                                                     ---------      ---------
          Total current liabilities ............................................        29,604         21,931
Noncurrent obligations under capital leases ....................................            10             --
Convertible notes payable ......................................................        63,250         63,250
Commitments and contingencies
Stockholders' equity:
  Common stock, no par value:
    Authorized shares -- 70,000,000 in 1999 and 50,000,000 in 1998
    Issued and outstanding shares -- 36,490,133 in 1999 and 27,424,763 in
    1998 .......................................................................       295,814         69,311
  Deferred compensation ........................................................        (1,444)        (2,226)
  Accumulated other comprehensive income .......................................           269             --
  Accumulated deficit ..........................................................      (167,127)       (42,362)
                                                                                     ---------      ---------
          Total stockholders' equity ...........................................       127,512         24,723
                                                                                     ---------      ---------
          Total liabilities and stockholders' equity ...........................     $ 220,376      $ 109,904
                                                                                     =========      =========

                             See accompanying notes.

                             BEYOND.COM CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                              YEARS ENDED DECEMBER 31,
                                                                       ---------------------------------------
                                                                          1999           1998           1997
                                                                       ---------      ---------      ---------
Net revenues .....................................................     $ 117,282      $  36,650      $  16,806
Cost of revenues .................................................       101,290         31,074         14,873
                                                                       ---------      ---------      ---------
Gross profit .....................................................        15,992          5,576          1,933
Operating expenses:
  Research and development .......................................        10,385          4,140          1,060
  Sales and marketing ............................................        81,349         27,206          1,696
  General and administrative .....................................        12,319          3,801          1,087
  Goodwill and deferred compensation amortization ................        36,745          1,565             --
                                                                       ---------      ---------      ---------
          Total operating expenses ...............................       140,798         36,712          3,843
                                                                       ---------      ---------      ---------
Loss from operations .............................................      (124,806)       (31,136)        (1,910)
Interest and other income ........................................         5,131          1,356            173
Interest expense .................................................        (5,090)        (1,293)            (6)
                                                                       ---------      ---------      ---------
Loss from continuing operations ..................................      (124,765)       (31,073)        (1,743)
Loss from discontinued operations ................................            --             --         (3,616)
                                                                       ---------      ---------      ---------
Net loss .........................................................      (124,765)       (31,073)        (5,359)
Accretion of premium on redemption of redeemable convertible
  preferred stock in excess of purchase price ....................            --            (51)          (101)
                                                                       ---------      ---------      ---------
Net loss applicable to common stockholders .......................     $(124,765)     $ (31,124)     $  (5,460)
                                                                       =========      =========      =========
Basic and diluted net loss per share from continuing
  operations .....................................................     $   (3.67)     $   (1.65)     $   (0.21)
Basic and diluted net loss per share from discontinued
  operations .....................................................            --             --          (0.40)
                                                                       ---------      ---------      ---------
Basic and diluted net loss per share .............................     $   (3.67)     $   (1.65)     $   (0.61)
                                                                       =========      =========      =========
Weighted average shares of common stock outstanding used in
  computing basic and diluted net loss per share .................        34,039         18,900          9,000
                                                                       =========      =========      =========

                             See accompanying notes.

                             BEYOND.COM CORPORATION

    CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (NET CAPITAL DEFICIENCY)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                                           TOTAL
                                                                                                                        STOCKHOLDERS
                                                                                             ACCUMULATED                  EQUITY
                                                          COMMON STOCK                          OTHER                      (NET
                                                    -----------------------     DEFERRED    COMPREHENSIVE ACCUMULATED     CAPITAL)
                                                      SHARES       AMOUNT     COMPENSATION     INCOME       DEFICIT      DEFICIENCY)
                                                    ----------   ----------   ------------  ------------- -----------   ------------
Balance at December 31, 1996 .....................   9,000,000   $       45    $       --    $       --    $   (2,454)   $   (2,409)
Issuance of common stock upon exercise of
  options under employee stock option plans ......      70,000            2            --            --            --             2
Spin-off of CyberSource to stockholders
  on December 31, 1997 ...........................          --           --            --            --        (3,324)       (3,324)
Net loss and comprehensive loss ..................          --           --            --            --        (5,359)       (5,359)
                                                    ----------   ----------    ----------    ----------    ----------    ----------
                                                     9,070,000           47            --            --       (11,238)      (11,191)
Balance at December 31, 1997
Issuance of common stock upon exercise of
   options under employee stock option plans .....     166,852           28            --            --            --            28
Conversion of redeemable convertible
   preferred stock to common stock upon the
   initial public offering .......................  12,198,962       15,540            --            --            --        15,540
Issuance of warrant to AOL .......................          --        1,075            --            --            --         1,075
Shares issued upon the initial public
  offering, net ..................................   5,750,000       46,830            --            --            --        46,830
Shares issued in private placement ...............     238,949        2,000            --            --            --         2,000
Deferred compensation resulting from the
  grant of options ...............................          --        3,791        (3,791)           --            --            --
Amortization of deferred compensation ............          --           --         1,565            --            --         1,565
Net loss and comprehensive loss ..................          --           --            --            --       (31,073)      (31,073)
                                                    ----------   ----------    ----------    ----------    ----------    ----------
Balance at December 31, 1998 .....................  27,424,763       69,311        (2,226)           --       (42,362)       24,723
Issuance of common stock upon exercise of
   options under employee stock option plans .....   1,087,175        2,360            --            --            --         2,360
Common  shares issued in second public
  offering, net ..................................   3,000,000       98,499            --            --            --        98,499
Shares issued upon merger with
  BuyDirect.com, net .............................   4,930,123      123,267            --            --            --       123,267
Deferred compensation resulting from the
  assumption of BuyDirect.com options.............          --        4,590        (4,590)           --            --            --
Write-off of deferred compensation for
  terminated employees ...........................          --       (2,826)        2,826            --            --            --
Shares issued upon purchase of
  SoftGallery, net ...............................      48,072          613            --            --            --           613
Amortization of deferred compensation ............          --           --         2,546            --            --         2,546

Unrealized gain on short-term investments ........          --           --            --           269            --           269
Net loss .........................................          --           --            --            --      (124,765)     (124,765)
                                                                                                                         ----------
Comprehensive loss ...............................          --           --            --            --            --      (124,496)
                                                    ----------   ----------    ----------    ----------    ----------    ----------
Balance at December 31, 1999 .....................  36,490,133   $  295,814    $   (1,444)   $      269    $ (167,127)   $  127,512
                                                    ==========   ==========    ==========    ==========    ==========    ==========

                             BEYOND.COM CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      YEARS ENDED DECEMBER 31,
                                                                              ---------------------------------------
                                                                                 1999           1998           1997
                                                                              ---------      ---------      ---------
OPERATING ACTIVITIES
Net loss ................................................................     $(124,765)     $ (31,073)     $  (5,359)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization .........................................         2,825            510             79
  Amortization of goodwill and deferred compensation ....................        36,745          1,565             --
  Amortization of debt issuance costs ...................................           803            113             --
  Net loss of discontinued operations ...................................            --             --          3,616
Changes in assets and liabilities:
  Accounts receivable ...................................................        (4,888)        (7,604)          (750)
  Prepaid partnership agreements ........................................           579         (3,695)          (396)
  Prepaid expenses and other current assets .............................          (177)        (1,990)           (44)
  Cost of deferred revenue ..............................................        (4,133)          (317)        (4,120)
  Other noncurrent assets ...............................................        (3,462)          (770)            --
  Accounts payable ......................................................        (3,042)        12,187          1,720
  Accrued employee expenses .............................................         1,361            525             20
  Other accrued liabilities .............................................        (4,489)           949            152
  Deferred revenue ......................................................         3,646            175          4,602
  Cash provided by discontinued operations ..............................            --             --            181
                                                                              ---------      ---------      ---------
Net cash used in operating activities ...................................       (98,997)       (29,425)          (299)
INVESTING ACTIVITIES
Purchases of property and equipment .....................................       (11,657)        (3,280)          (333)
Purchases of short-term investments .....................................       (57,659)            --             --
Sale of short-term investments ..........................................         3,154             --             --
Issuance of note receivable to director .................................            --           (270)            --
Costs associated with the acquisition of BuyDirect.com ..................        (5,839)            --             --
Repayment of note receivable to director ................................           270             --             --
Cash used for discontinued operations ...................................            --             --         (4,611)
                                                                              ---------      ---------      ---------
Net cash used in investing activities ...................................       (71,731)        (3,550)        (4,944)
FINANCING ACTIVITIES
Proceeds from issuance of convertible notes payable .....................            --         63,250             --
Payments for debt issuance costs ........................................            --         (2,963)            --
Repayment of note payable to related party ..............................            --            (60)           (45)
Repayment of capital lease obligations ..................................          (140)           (57)            (3)
Proceeds from sale of redeemable convertible preferred stock, net .......            --          2,924          6,069
Proceeds from sale of common stock, net .................................        98,499         48,830             --
Proceeds from exercise of stock options .................................         2,360             28              2
Cash used for discontinued operations ...................................            --             --         (1,946)
                                                                              ---------      ---------      ---------
Net cash provided by financing activities ...............................       100,719        111,952          4,077
                                                                              ---------      ---------      ---------
Net increase (decrease) in cash and cash equivalents ....................       (70,009)        78,977         (1,166)
Cash and cash equivalents at beginning of period ........................        81,548          2,571          3,737
                                                                              ---------      ---------      ---------
Cash and cash equivalents at end of period ..............................     $  11,539      $  81,548      $   2,571
                                                                              =========      =========      =========
SUPPLEMENTAL SCHEDULES OF CASH FLOW INFORMATION
Interest paid ...........................................................     $   4,693      $      --      $       6
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
   ACTIVITIES
Issuance of Warrant to AOL ..............................................     $      --      $   1,075      $      --
Deferred compensation related to stock options ..........................     $   4,590      $   3,791      $      --
Issuance of common stock upon conversion of preferred stock .............     $      --      $  15,540      $      --
Issuance of common stock in conjunction with acquisitions ...............     $ 123,880      $      --      $      --

                             See accompanying notes.

                             BEYOND.COM CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Beyond.com Corporation ("Beyond.com" or the "Company") was incorporated in the state of California as CyberSource Corporation on August 12, 1994. In April 1998, the Company changed its name to software.net Corporation. In June 1998, the Company reincorporated in Delaware as software.net Corporation. In December 1998, the Company changed its name to Beyond.com. On December 31, 1997, the Company distributed capital stock of its wholly owned subsidiary, CyberSource Corporation ("CyberSource"), in the form of a dividend to all existing stockholders of the Company. The accompanying consolidated financial statements reflect CyberSource as a discontinued operation (see Note 3).

Basis of Presentation

   The accompanying consolidated financial statements reflect the financial position and results of operations of the Company and its wholly owned subsidiaries and include the results of operations of BuyDirect.com and SoftGallery from the date of acquisition (see Note 2). All intercompany transactions and balances have been eliminated.

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

Revenue Recognition

   The Company's revenues are primarily derived from two sources: the operation of eStores and resale of computer software. The Company's revenues include sales of software to customers using credit cards, to corporate customers that are invoiced directly under credit terms, to U.S. Government agencies pursuant to contractual arrangements and, to a lesser extent, amounts received from software publishers for advertising and promotion. Revenue from the sale of software, net of estimated returns, is recognized when persuasive evidence of an arrangement exists, either shipment of the physical product or delivery of the electronic product has occurred, fees are fixed and determinable and collectibility is considered probable. Sales of software under contracts with U.S. Government agencies require continuing service, support and performance by the Company. Accordingly, the related revenues and costs are deferred and recognized over the period the service, support and performance are provided. Revenues derived from software publishers for advertising and promotion are recognized as the services are provided. Costs of deferred revenue relate to software licenses purchased from software publishers for sales to U.S. Government agencies.

   The American Institute of Certified Public Accountants Statement of Position, "Software Revenue Recognition" (SOP 97-2) provides revised and expanded guidance on software revenue recognition and applies to all entities that earn revenue from licensing, selling, or otherwise marketing computer software. The application of SOP 97-2 has not had a material impact on the Company's results of operations.

Foreign Currency Translation

   The financial statements of the Company's subsidiaries are translated into U.S. dollars in accordance with the Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Assets and liabilities of the Company's subsidiaries are translated using exchange rates on the last day of the reporting period. Revenues and expenses are translated using the average exchange rates in effect during the period. Gains and losses from foreign currency translation were not material through December 31, 1999.

Research and Development

   Research and development expenditures are generally charged to operations as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. In the Company's case, capitalization would begin upon completion of a working model, as the Company does not prepare detailed program designs as part of the development process. Through December 31, 1999, there were no significant capitalizable software development costs incurred and, as a result, all such costs have been expensed as incurred.

Advertising Expense

   The costs of advertising are recorded as an expense when incurred or upon the first showing of the advertisement. Advertising costs for the years ended December 31, 1999, 1998, and 1997 were approximately $19,956,000 , $8,500,000, and $178,000, respectively. Amounts capitalized for future advertising were $515,000 at December 31, 1998. There were no amounts capitalized for future advertising at December 31, 1999.

Cash and Cash Equivalents

   The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents. As of December 31, 1999 and 1998, cash equivalents consist primarily of investments in money market accounts for which cost approximates fair market value. The Company places its cash and cash equivalents in high-quality U.S. financial institutions and, to date, has not experienced losses on any of its investments.

Short-Term Investments

   Short-term investments are classified as available-for-sale and are carried at fair market value. Short-term investments are comprised primarily of commercial paper and corporate notes with an original maturity greater than three months and less than one year. Unrealized gains and losses on short-term investments, which represent the difference between the fair market value and the amortized or original cost, are approximately $269,000 as of December 31, 1999 and are included in accumulated other comprehensive income. There were no realized gains or losses from the sale of short-term investments during fiscal 1999.

   The following is a summary of available for sale securities at December 31, 1999:

                                                                          Gross
                                                     Amortized         Unrealized            Fair
                                                       Cost           Gains/(Losses)         Value
                                                     ----------       --------------      ----------
Obligations of government agencies                   $11,498,000       $  (18,000)        $11,480,000
Corporate obligations, principally commercial
   paper and corporate notes                          43,007,000          287,000          43,294,000
                                                     -----------       ----------         -----------
Total                                                $54,505,000       $  269,000         $54,774,000
                                                     ===========       ==========         ===========

   The Company held no short-term investments at December 31, 1998.

Concentration of Credit Risk and Other Risks

   Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. The Company operates in three business segments and sells software and advertising primarily in the United States to consumers, various companies across several industries and certain U.S. Government agencies. The Company generally does not require collateral. The Company maintains allowances for credit losses and customer returns, and such losses have been within management's expectations. For each of the years ended December 31, 1999, 1998 and 1997, U.S. Government agencies accounted for 25%, 29%, and 33% of revenues, respectively. As of December 31, 1999, the Company had three U.S. Government agency customers that accounted for 65% of gross accounts receivable. No customer accounted for greater than 10% of the receivable balance at December 31, 1998.

   The Company's contracts with U.S. Government agencies are subject to annual review and renewal by the applicable government entity, and may be terminated, without cause, at any time.

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

Property and Equipment

   Property and equipment are stated at cost and are depreciated on a straight-line basis over estimated useful lives of three years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives. Property and equipment consist of the following (in thousands):

                                                                     DECEMBER 31,
                                                              -------------------------
                                                                1999             1998
                                                              --------         --------
Computer equipment and software ......................        $ 12,779         $  2,450
Furniture and fixtures ...............................           2,146            1,010
Office equipment .....................................             401               77
Leasehold improvements ...............................           1,169              221
                                                              --------         --------
                                                                16,495            3,758
Less accumulated depreciation and amortization .......          (3,418)            (608)
                                                              --------         --------
                                                              $ 13,077         $  3,150
                                                              ========         ========

Long-Lived Assets

   The Company reviews its long-lived assets, including its goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Accounting for Stock-Based Compensation

   The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25), and related interpretations in accounting for its employee stock options because, as discussed in Note 9, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. See pro forma disclosures of applying FAS 123 included in
Note 9.

Net Loss Per Share

   Net loss per share is presented under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). Basic earnings per share is computed using the weighted average number of common shares outstanding during the period and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is computed using the weighted average number of common and dilutive common shares outstanding during the period. Due to the Company's net loss for the fiscal years ended December 31, 1999, 1998, and 1997, potentially dilutive securities have been excluded from the computation as their effect is antidilutive.

   If the Company had reported net income, diluted net income per share would have included the shares used in the computation of net loss per share as well as the effect of approximately 7,120,000, 4,853,000, and 1,016,000 shares purchasable under outstanding options and warrants not included above for the years ended December 31, 1999, 1998, and 1997, respectively. The number of common equivalent shares from options and warrants would be determined on a weighted average basis using the treasury stock method. The convertible notes outstanding in 1999 and 1998 were also excluded from the common equivalent share calculation, as it would have been antidilutive.

Income Taxes

   Income taxes are calculated under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). Under FAS 109, the liability method is used in accounting for income taxes, which includes the effects of temporary differences between financial and taxable amounts of assets and liabilities.

Internally Used Software

   In fiscal 1999, the Company adopted American Institute of Certified Public Accountants Statement of Position, "Accounting for Computer Software Developed For or Obtained For Internal-Use" (SOP 98-1). SOP 98-1 provides revised guidance for the accounting treatment to all non-governmental entities for software which is internally developed, acquired, or modified solely to meet the entity's internal needs. SOP 98-1 did not have a material effect on the Company's financial statements or results of operations.

Comprehensive Loss

   Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income" establishes rules for the reporting and display of comprehensive income and its components. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities, which were previously reported separately in stockholders' equity, to be included in other comprehensive loss. Comprehensive loss consists of the Company's net loss and other comprehensive income.

New Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133). SFAS 133 establishes accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 requires all companies to recognize derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after July 1, 2000. The Company is currently assessing the potential impact SFAS 133 will have on the Company's statement of financial position.

   In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). The Company is required to adopt SAB 101 no later than its quarter ended June 30, 2000. The Company does not believe that the adoption of SAB 101 will have a material effect on its financial position or results of operations.

Reclassifications

   Certain prior year balances have been reclassified to conform with current year's presentation.

2. ACQUISITIONS

BuyDirect.com

   On March 30, 1999, a wholly owned subsidiary of Beyond.com merged with and into BuyDirect.com, an online software retailer for consumers and business customers. BuyDirect.com was originally launched as a service of CNET and became a wholly owned subsidiary of Beyond.com in March 1998. Upon the closing of this merger, Beyond.com issued 4,930,123 shares of its common stock to BuyDirect.com's stockholders in exchange for their outstanding shares of BuyDirect.com common and preferred stock. Beyond.com assumed options to purchase 281,757 shares of its common stock in connection with the merger. The common stock issued was valued at $120.5 million based on the average closing price of the common stock for the five trading days immediately preceding and the five trading days following the announcement of the acquisition. The Company accounted for the merger using the purchase method of accounting. The purchase consideration of approximately $138.9 million included the fair market value of the common stock of $120.5 million, the fair value of the fully vested options assumed of $2.7 million, liabilities assumed of $13.0 million and the acquisition costs of $5.8 million incurred in connection with the merger. The fair value of the unvested options assumed of $4.6 million has been recorded as deferred compensation.

   The Company has allocated the purchase price to assets and liabilities based on management's best estimates of the respective fair values with the excess cost over the net assets acquired allocated to goodwill as follows (amounts in millions):

          Current assets                                       $  1.6
          Property and equipment                                  1.1
          Marketing agreements                                    2.0
          Customer base                                           2.0
          Assembled workforce                                     1.1
          Technology                                              1.6
          Covenants not to compete                                6.5
          Goodwill                                              123.0
                                                               ------
          Total purchase price                                 $138.9
                                                               ======

   The intangible assets are being amortized to expense over the estimated useful lives of one to three and one half years. Fifteen percent of the shares issued to the BuyDirect.com stockholders are being held in escrow for a period not to exceed fifteen months after the date of the closing of the merger to secure indemnification obligations of the BuyDirect.com stockholders. At December 31, 1999 the balance of intangible assets and goodwill was $102.2 million, net of accumulated amortization of $34.1 million.

   The unaudited pro forma consolidated statement of operations data for the years ended December 31, 1999 and 1998 set forth below gives effect to the acquisition of BuyDirect.com as if it occurred on January 1, 1998. The unaudited pro forma results for 1999 and 1998 include an adjustment to reflect a full year of amortization of goodwill, intangible assets and deferred compensation recorded in conjunction with the acquisition. The basic and diluted net loss per share amounts are computed using the weighted average number of shares of common stock outstanding after the issuance of the Company's common stock to acquire the outstanding shares of BuyDirect.com.

                                                              Year Ended
                     (Unaudited)                             December 31,
        (In thousands, except per share amounts)         1999            1998
        ----------------------------------------       ---------       --------
        Revenues                                       $ 119,731       $ 41,297
        Net loss                                       $(176,030)      $(86,059)
        Basic and diluted net loss per share           $   (3.88)      $  (3.61)

SoftGallery SARL

   On October 20, 1999, Beyond.com acquired SoftGallery SARL, a Paris, France based, online software reseller of digitally downloadable software products. Under the terms of the acquisition, Beyond.com issued approximately 48,000 shares of its common stock to SoftGallery stockholders, paid cash of $500,000 and assumed liabilities of $167,000. In addition, Beyond.com is obligated to issue an additional 192,000 shares to SoftGallery stockholders, subject to SoftGallery meeting specific European revenue targets and employment contingencies. The European revenue contingencies are only applicable if Beyond.com meets certain marketing and business development commitments in Europe. These shares will be held in escrow and will be delivered in various intervals through October 2003 as SoftGallery meets the revenue targets and employment contingencies.

   The common stock issued on the date of the acquisition that was not subject to the revenue targets or employment contingencies was valued at approximately $600,000, based on the closing price on the date of the acquisition. The acquisition was accounted for using the purchase method of accounting. The total purchase price was approximately $1.4 million and included the fair value of the common shares issued of approximately $600,000, a cash payment of $500,000, liabilities assumed of $167,000 and acquisition costs of approximately $100,000. The purchase price was allocated to intangible assets and is being amortized over the estimated useful life of four years. On the date of the acquisition, Beyond.com did not record the value of the contingent consideration to be issued because these amounts were not earned and were subject to the revenue targets and employment contingencies. The value of the remaining shares subject to the revenue targets and employment contingencies will be recorded as compensation expense as the shares are earned pursuant to the terms of the agreement. As of December 31, 1999, no contingent shares had been earned. Pro forma information for the SoftGallery acquisition has not been presented because the effect of the acquisition was not considered material to the Company's consolidated financial position, results of operations, or cash flows.

3. DISCONTINUED OPERATIONS

   On December 31, 1997, the Company and its stockholders approved a transfer of assets and liabilities to its wholly owned subsidiary, CyberSource, and the distribution of CyberSource capital stock, (the "Spin-off"), in the form of a dividend to the Company's existing stockholders, on a pro rata basis such that the stockholders of CyberSource were the same as the stockholders of the Company at the time of the distribution. Revenues of CyberSource were $1,128,000 for the year ended December 31, 1997. The results of operation of the discontinued business have been presented as a loss from discontinued operations.

   The components of net assets at the time of the Spin-off on December 31, 1997 are summarized as follows (in thousands):

      Assets:
        Cash and cash equivalents ...........................      $2,000
        Accounts receivable .................................         606
        Prepaid expenses and other assets ...................         118
        Property and equipment ..............................       1,152

      Less liabilities:
        Accounts payable and accrued liabilities ............         397
        Deferred revenue and other ..........................         155
                                                                   ------
      Net assets ............................................      $3,324
                                                                   ======

4. SEGMENT INFORMATION

   Under Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (FAS 131), operating segments are identified as components of an enterprise for which separate discrete financial information is available that is evaluated by the chief operating decision maker or decision making group to make decisions about how to allocate resources and assess performance. The Company's chief operating decision maker is the Chief Executive Officer. At December 31, 1999, the Company reported its operations as three segments: eStores, Government Systems and website groups.

   The following table presents net revenues and cost of revenues of the Company's three segments for the three years ended December 31, 1999. There were no inter-business unit sales or transfers. The Company does not report operating expenses, depreciation and amortization, interest income (expense), income taxes, capital expenditures, or identifiable assets by its industry segments to the Chief Executive Officer. The Company's Chief Executive Officer reviews the revenues from each of the Company's reportable segments, and all of the Company's expenses are managed by and reported to the Chief Executive Officer on a consolidated basis. Net revenues and cost of revenues are as follows (in thousands):

                                                 YEAR ENDED
                                                 DECEMBER 31,
                                     ------------------------------------
                                       1999          1998          1997
                                     --------      --------      --------
      NET REVENUES
      eStores                        $ 25,041      $  1,734      $     --
      Government Systems               29,718        10,503         5,573
      Website                          62,523        24,413        11,233
                                     --------      --------      --------

      TOTAL                          $117,282      $ 36,650      $ 16,806
                                     ========      ========      ========

      COST OF REVENUES
      eStores                        $ 20,873      $  1,400      $     --
      Government Systems               27,006         9,631         5,053
      Website                          53,411        20,043         9,820
                                     --------      --------      --------

      TOTAL                          $101,290      $ 31,074      $ 14,873
                                     ========      ========      ========

5. MARKETING AGREEMENTS

   During 1997, 1998 and 1999, the Company entered into marketing agreements with America Online Inc. ("AOL"), Excite Inc. ("Excite"), Netscape Communications Corporation ("Netscape"), Network Associates Inc. ("Network Associates") and Yahoo! Inc. (Yahoo!) (See Note 13).

   The AOL agreement is for a term of 42 months beginning March 1998, unless earlier terminated, and provides for a marketing relationship between AOL and the Company. Pursuant to this agreement, the Company is the exclusive provider of electronically delivered Software on certain screens on the AOL Service and aol.com to AOL customers through links to the Company's Website from various AOL Web pages. During the term, AOL is obligated to deliver a cumulative number of impressions (as defined in the agreement), with various cumulative targets throughout the duration of the agreement term. If AOL does not provide certain cumulative targeted Impressions, AOL will be required to refund a portion of the fees paid by the Company under this agreement (or under some circumstances, as outlined in this agreement, AOL will have the option to extend the term and deliver the Impressions by the end of that extended term). Upon conclusion of the initial 42 month term, AOL will have the right to renew the agreement for two successive one-year terms.

   The Excite agreement is for a term of 36 months beginning April 1998 pursuant to which the Company will be the exclusive Software reseller on certain screens within certain channels of Excite's website.

   The Netscape agreement is for a term of 24 months beginning August 1997, pursuant to which the Company created and managed an online software store accessible through Netscape's Internet site. In compensation for sales of product offered by the Company on this online software store, the Company paid a commission to Netscape. These commissions were charged to sales and marketing expense. Under the agreement, the Company also paid Netscape a fee to license its trademarks for use on the Company's co-branded site.

   The Company has entered into various contracts with Network Associates in 1997 and 1998. In September 1997, the Company and Network Associates entered into an agreement whereby the Company agreed to electronically distribute Network Associates products. In September 1998, the Company and Network Associates entered into agreements whereby the Company agreed to co-host certain Websites with Network Associates and whereby the Company agreed to operate and manage certain aspects of Network Associates' website. Pursuant to these agreements, the Company and Network Associates have developed an interdependent relationship whereby the Company resells Network Associates' products. Furthermore, the Company has significant fixed financial obligations to Network Associates under the Co-Hosting Agreement based on certain exclusivity rights.

   In February 1999, the Company entered into an agreement with Yahoo!, a global Internet media company that offers a branded network of comprehensive information, communication and shopping services. Under this agreement, Yahoo! will promote and advertise Beyond.com as a premier software merchant by delivering page views across Yahoo!'s branded network of sites, including the Yahoo! home page, My Yahoo!, Yahoo! Shopping, Yahoo! Games, and relevant categories and search result pages in the Yahoo! directory. Over the 18 month term of the agreement, the Company will make fixed payments, which may be augmented by certain performance-based payments.

   Under these agreements, once the Company has generated a certain cumulative net gross margin from software sales, the Company will pay specified percentages of the gross transaction margins from all subsequent software sales transactions and a percentage of certain advertising revenues. As of December 31, 1999, none of these net gross margin targets have been achieved.

   The amounts paid under the AOL, Netscape and Network Associates agreements are being amortized to sales and marketing expenses on a straight-line basis over the period from the launch dates to the termination dates of the services. The periods of amortization are March 1998 to August 2001, August 1997 to July 1999, and September 1998 to August 2001 for AOL, Netscape and Network Associates, respectively. The amounts paid under the Excite and Yahoo! agreements are being expensed to sales and marketing expenses as the payments become due over the contract term beginning from the launch date of the services. The period of amortization for these agreements are April 1998 to March 2001 and February 1999 to August 2000 for Excite and Yahoo!, respectively. The Company has expensed $14,818,000 and $6,700,000 related to these agreements in 1999 and 1998, respectively. Total amounts capitalized under these agreements at December 31, 1999 and 1998 were $3,990,000 and $4,100,000, respectively.

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

   The Company determined the fair value of the IPO Warrant using the Black-Scholes model with the following assumptions: risk-free interest rate of 6.00%, no dividend yield, a volatility factor of 0.25, and an expected life of eight years based on the term of the warrant. The fair value of the IPO Warrant was determined at the time of issuance to be approximately $1,075,000 and was recorded as additional purchase price for the marketing rights under the marketing agreement. The value of the warrant is being amortized on a consistent basis with the marketing rights as described above. The Company amortized $656,000 of the IPO Warrant value to sales and marketing expense through 1999.

   As a result of the BuyDirect.com merger, the Company assumed marketing agreements with @Home Corporation (@Home), CNET Networks Inc. (CNET), ZD Inc. (ZDNet) and other partners (See Note 13).

   The @Home agreement is for a term of 36 months beginning in November 1998 and provides for the Company to become the exclusive software store promoted on the @Home Network. The amounts paid under this agreement are being amortized to sales and marketing expenses on a straight-line basis over the period from the launch date to the termination of the services. Additionally, under the terms of the @Home agreement, the minimum payments made by the Company may be reduced pursuant to an adjustment factor based on the average annual number of @Home subscribers and may be increased if gross profits earned by the Company on sales to @Home subscribers exceed certain levels.

   The CNET agreement is for a term of 24 months beginning in October 1998. Under the CNET agreement, Beyond.com receives Internet and television promotions and exclusivity from CNET. The amounts paid under this agreement are being amortized to sales and marketing expenses on a straight-line basis over the period from the launch date to the termination of the services. Additionally, the Company is required to pay certain actual click fees owed for customers delivered to the Company's sites directly from the CNET sites in the period incurred.

   The ZDNet agreement is for a term 36 months beginning in February 1999 and provides for certain promotion and advertising and on-line software content for use on the Company's website. The amounts paid under this agreement are being amortized to sales and marketing expenses on a straight-line basis over the period from the launch date to the termination of the services. Additionally, under the terms of the ZDNet agreement, the payments may be increased if gross revenues by the Company exceed certain levels.

   The Company expensed $6,674,000 related to these agreements assumed as a result of the BuyDirect.com merger in 1999. Total amounts capitalized under these agreements assumed as a result of the BuyDirect.com merger at December 31, 1999 were $1,161,000.

6. CONVERTIBLE NOTES PAYABLE

   In November and December 1998, the Company issued unsecured Convertible Subordinated Notes payable with an aggregate principal amount of $63,250,000. The notes bear an annual interest rate of 7.25% and mature on December 1, 2003. Interest on the notes is payable semi-annually commencing on June 1, 1999. The notes are convertible into common stock at the option of the holder at any time prior to December 2, 2003 at the conversion price of $18.34 per share. As of December 31, 1999, the fair value of the convertible notes based on quotes from a major brokerage firm was $37,065,000. There are no financial covenants associated with the notes payable.

   At any time on or after December 6, 2001, the notes will be redeemable at the option of the Company at the specified redemption price equal to a percentage of the principal amount, plus accrued interest. The Company shall redeem such notes at a price equal to 101.813% of the principal on or before November 30, 2002. Subsequent to this date the notes shall be redeemed at a price equal to 100% of the principal amount of the notes.

7. OPERATING LEASE COMMITMENTS

   The Company leases or subleases facilities and certain equipment under noncancelable operating leases expiring at various dates through 2004. In October 1999, the Company entered into a new facility lease agreement for approximately 105,000 square feet of office space in Santa Clara, California. The new lease expires in 2004. In addition to the base rent, the lease agreement requires the Company to pay taxes, insurance and maintenance expenses. Occupation of the new facility commenced in November 1999. Rental expense was approximately $3,353,000, $1,228,000, and $266,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

   In September 1999, the Company issued a $1.0 million letter of credit in connection with the Company's new facility lease. The letter of credit designates the landlord as beneficiary and provide that the landlord may draw down the letter of credit in the amount equal to any default under the lease. As of December 31, 1999, no amounts have been advanced to the lessor from the letter of credit.

   The annual future minimum lease payments under all noncancelable operating leases at December 31, 1999, are as follows (in thousands):

          2000 ..........................................      $ 3,385
          2001 ..........................................        2,960
          2002 ..........................................        2,981
          2003 ..........................................        2,803
          2004 ..........................................        2,433
                                                               -------
                   Total minimum lease payments .........      $14,562
                                                               =======

8. REDEEMABLE CONVERTIBLE PREFERRED STOCK

   In March and April 1998, the Company sold a total of 1,153,846 shares of Series D redeemable convertible preferred stock at $2.60 per share. Each share of preferred stock was convertible at any time at the option of the holder into shares of common stock at the then effective conversion price. Upon the Company's initial public offering, all outstanding shares of preferred stock converted into 12,198,962 shares of common stock.

9. STOCKHOLDERS' EQUITY

Common Shares

   The Company is authorized to issue 70,000,000 shares of common stock. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company. Subject to the preferences that may be applicable to any outstanding shares of preferred stock, the holders of common stock are entitled to receive ratably such dividends, if any, that may be declared by the Board of Directors.

   The Company has reserved shares of common stock for future issuance at December 31, 1999 as follows:

       1995, 1998, and 1999 Stock Option Plans (the Plans)
         Options outstanding                                     5,987,994
         Options available for future grant                        946,008
       Options granted outside of the Plans                        773,728
       Shares reserved for Employee Stock Purchase Plan          1,000,000
       Outstanding warrants                                        358,423
       Shares reserved for conversion of convertible notes
         payable                                                 3,448,745
                                                                ----------
                                                                12,514,898
                                                                ==========

Stock Option Plans

   The Company's 1995 Stock Option Plan was adopted by the Company on January 5, 1995. There are 3,000,000 shares of common stock authorized for issuance under such plan. On April 4, 1998, the Company's Board of Directors and stockholders adopted the 1998 Stock Option Plan and reserved an aggregate of 2,000,000 shares of common stock for grants of stock options under such plan. On March 17, 1999, the Company's Board of Directors and stockholders adopted the 1999 Non-Qualified Stock Option Plan and reserved an aggregate of 750,000 shares of common stock for grants of stock options under such plan. On March 17, 1999, the Company's Board of Directors and stockholders adopted the 1999 Incentive Stock Option Plan and reserved an aggregate of 2,000,000 shares of common stock for grants of stock options under such plan. The Plans provide for the issuance of common stock and granting of options to employees, officers, directors, consultants, independent contractors, and advisors of the Company. The exercise price of a nonqualifying stock option and an incentive stock option shall not be less than 85% and 100%, respectively, of the fair value of the underlying shares on the date of grant. Options granted under the Plans generally vest over four years at the rate of 25% one year from the grant date and ratably every month thereafter. Some of the options granted under the Plans vest over one year at the rate of 50% from the grant date and ratably every month thereafter.

   In Conjunction with the Spin-off of CyberSource on December 31, 1997, employees of the Company maintained their outstanding options to purchase common shares of the Company and were granted additional stock options in CyberSource based on the extent that the employees original options were vested. Employees of CyberSource immediately following the Spin-off maintained their outstanding vested stock options in the Company (although these stock options will now be treated as nonqualified stock options subsequent to the Spin-off) and were granted additional incentive stock options in CyberSource. The exercise prices of the original and additional option grants were adjusted to reflect the allocation of the current fair market value per share price between the Company's and CyberSource's common stock based on an independent valuation of the respective fair market value of such shares of common stock. Options to purchase common shares of the Company held by the CyberSource employees that had not vested as of the date of the Spin-off were canceled. The following table summarizes option activity for the years ended December 31, 1997, 1998, and 1999, as has been adjusted to retroactively reflect the change in exercise prices of options to purchase common shares of the Company. The adjustments and Spin-off of options resulted in nonstapled options to the employees of each entity and were accounted for and in compliance with the guidelines in Emerging Issues Task Force Issue No. 90-9 and, therefore, no compensation expense was recorded.

                                                                         OPTIONS OUTSTANDING
                                                                   -------------------------------
                                                                                       WEIGHTED
                                                                                       AVERAGE
                                                  SHARES             NUMBER         EXERCISE PRICE
                                                 AVAILABLE          OF SHARES         PER SHARE
                                                -----------        -----------      --------------
Balance at December 31, 1996                       851,500          1,148,500           $  0.033
   Options granted                                (750,700)           750,700           $  0.156
   Options exercised                                    --            (70,000)          $  0.031
   Options Canceled                                110,000           (110,000)          $  0.135
   Cancellation of unvested options held
     by CyberSource employees                      702,745           (702,745)          $  0.097
                                                ----------         ----------
Balance at December 31, 1997                       913,545          1,016,455           $  0.068
   Additional Shares Reserved                    3,000,000                 --                 --
   Options granted                              (3,868,946)         3,868,946           $  5.162
   Options exercised                                    --           (166,852)          $  0.168
   Options canceled                                224,250           (224,250)          $  5.775
                                                ----------         ----------
Balance at December 31, 1998                       268,849          4,494,299           $  4.163
   Additional Shares Reserved                    3,031,757                 --                 --
   Options granted                              (3,528,457)         3,528,457           $ 19.391
   Options exercised                                    --           (860,903)          $  2.768
   Options canceled                              1,455,616         (1,455,616)          $ 12.983
   Options assumed as a result of the
   BuyDirect.com Merger                           (281,757)           281,757           $  1.328
                                                ----------         ----------
Balance at December 31, 1999                       946,008          5,987,994           $ 11.113
                                                ==========         ==========

   In connection with certain stock options granted in March and April 1998, the Company recorded deferred compensation for the estimated difference between the exercise price of the options and the deemed fair value of approximately $3,800,000 which is being amortized over the four year vesting period of the options.

   The following table summarizes information about options outstanding as of December 31, 1999:

                           Number of                              Weighted         Number of
                           Options            Weighted             Average          Options            Weighted
                        Outstanding as of      Average            Remaining      Exercisable as of      Average
                          December 31,        Exercise           Contractual      December 31,         Exercise
Exercise Price                1999              Price           Life (Years)          1999               Price
----------------------------------------------------------------------------------------------------------------
$ 0.0042 - $  7.69         2,654,512          $    2.79               7.90          1,329,078          $    1.45
$   7.75 - $ 13.50         1,458,021          $    9.92               9.51            156,254          $    9.36
$  13.75 - $ 26.00         1,377,286          $   21.51               9.38             94,600          $   22.37
$  25.13 - $ 37.00           498,175          $   29.67               9.31             11,350          $   28.16
                           ---------                                                ---------
$ 0.0042 - $ 37.00         5,987,994          $   11.11               8.67          1,591,282          $    4.17
                           =========                                                =========

   As of December 31, 1998 and 1997, 647,341 and 666,448 options were exercisable at a weighted average price of $0.09 and $0.03, respectively.

Options Granted Outside of the Stock Options Plans

   On January 5, 1995, the Company granted options outside of the Plans to its Chief Technical Officer to purchase 1,000,000 shares of common stock of the Company at an exercise price of $0.004 per share. A total of 226,272 option shares have been exercised as of December 31, 1999. As of December 31, 1999, the remaining life of the options is approximately two years, and all options are exercisable.

Employee Stock Purchase Plan

   In April 1999, the Company's Board of Directors and stockholders adopted its 1999 Employee Stock Purchase Plan and reserved 1,000,000 shares of common stock for issuance under this plan. In accordance with Section 423 of the Internal Revenue Code, this plan permits eligible employees to authorize payroll deduction of up to 10% of their base compensation to purchase shares of the Company's common stock at the lower of 85% of the fair market value of the common stock on the first day of the offering period or the purchase date. No shares have been issued under this plan as of December 31, 1999. The first seven month offering period ends on January 31, 2000.

Stock Based Compensation

   Pro forma information regarding net loss is required by FAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted under the fair value method of FAS 123. The fair value for options granted prior to the IPO were estimated at the date of grant using the minimum value method. Options granted subsequent to the IPO were valued using the Black-Scholes model based on the actual stock closing price on the day previous to the date of grant. The following weighted average assumptions were used to calculate the value of the options granted: risk-free interest rate of 5.6%, 5.2%, and 6.1% for 1999, 1998, and 1997, respectively, no dividend yield, no volatility factor for 1997; a volatility factor of 1.35 for 1998; and a volatility factor of 1.23 for 1999, of the expected market price of the Company's common stock, and a weighted average expected life of the option of 5.34 years for 1999, 5.43 years for 1998, and 4.0 years for 1997.

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

Company's net loss and pro forma basic and diluted net loss per share would have been increased to the pro forma amounts indicated below:

                                                            Year Ended December 31,
                                                    ----------------------------------------
                                                      1999           1998            1997
                                                    ---------      ---------       ---------
Pro forma net loss (in thousands)                   $(142,559)     $(32,924)       $(5,364)
Pro forma basic and diluted net loss per share      $   (4.19)     $  (1.36)       $ (0.30)

   The weighted average fair value of options granted, which is the value assigned to the options under FAS 123, was $17.05, $6.48, and $0.04 for options granted during 1999, 1998 and 1997, respectively.

   The pro forma impact of options on the net loss for the years ended December 31, 1999, 1998, and 1997 is not representative of the effects on net income
(loss) for future years, as future years will include the effects of options vesting as well as the impact of multiple years of stock option grants. The effect of FAS 123 will not be fully reflected until 2000.

10. RELATED PARTY TRANSACTIONS

   Pursuant to the terms of an agreement entered into in connection with the Spin-off of CyberSource, the Company uses services supplied to the Company by CyberSource on a non-exclusive basis. These services relate to credit card processing, fraud screening, export control, sales tax computation, electronic licensing, hosting of electronic downloads and fulfillment notification. Any discontinuation of such services, or any reduction in performance that requires the Company to replace such services, could be disruptive to the Company's business. The Company also received a non-exclusive license to certain CyberSource Technology. Under the services agreement, the Company is obligated to compensate CyberSource on a basis of services used per order or transaction. The Company recorded expenses of approximately $1.1 million and $747,000 related to such services in 1999 and 1998, respectively. As of December 31, 1999 and 1998, amounts owed to CyberSource were approximately $151,000 and $100,000, respectively. In June 1999, the Company granted a two-year exclusive license of proprietary risk management system software to Cybersource for a non-refundable license fee of $600,000.

   During the years ended December 31, 1999, 1998, and 1997, legal fees incurred were approximately, $988,000, $1,300,000, and $304,000, respectively, relating to a law firm in which the current secretary of the board of directors of the Company is a partner. As of December 31, 1999 and 1998, amounts owed to the law firm were approximately $69,000, and $147,000, respectively.

   On April 15, 1998, the Company issued a promissory note to a director and stockholder to whom it loaned an aggregate of $270,000. Interest accrued on the outstanding principal at a rate of 6.02% per annum. The note and related accrued interest was paid in full during 1999.

11. LITIGATION AND CONTINGENCIES

   From time to time, the Company may be involved in litigation relating to claims arising out of its ordinary course of business. The Company believes that there are no claims or actions pending or threatened against the Company, the ultimate disposition of which would have a material impact on the Company's financial position or results of operations.

12. INCOME TAXES

   No provision for income taxes has been recorded due to operating losses with no current tax benefit.

   As of December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $135,000,000 and $38,000,000, respectively. The Company also had federal and state research credit carryforwards of approximately $374,000 and $435,000, respectively. The net operating loss carryforwards and tax credit carryforwards will expire at various dates beginning in 2002 through 2019, if not utilized.

   Utilization of the net operating losses and tax credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

                                            DECEMBER 31, 1999      DECEMBER 31, 1998
                                            -----------------      -----------------
DEFERRED TAX ASSETS:
    Net operating loss carryforwards          $ 48,875,000           $ 14,507,000
    Research credit carryforwards                  809,000                491,000
    Reversals and accruals                       1,048,000                807,000
                                              ------------           ------------
       Total deferred tax assets                50,732,000             15,805,000
    Valuation allowance                        (50,732,000)           (15,805,000)
                                              ------------           ------------
    Net deferred tax assets                   $         --           $         --
                                              ============           ============


   Under Statement of Financial Accounting Standards No. 109 (FAS 109), deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and the laws that will be in effect when the differences are expected to reverse. In light of FAS 109 and based upon the weight of available evidence, which includes our historical operating performance, the reported net operating losses in the period 1997, 1998, and 1999, and the uncertainties regarding the future results of our operations, we have provided a full valuation allowance against our net deferred tax assets, as it is not more likely than not that such deferred tax assets will be realized. The valuation allowance increased by $12,659,000 during 1998 and increased by $34,927,000 during 1999.

13.  EVENTS SUBSEQUENT TO DATE OF AUDITOR'S REPORT

Chairman Grant Program (unaudited)

   In January 2000, the Company's Board of Directors adopted the Chairman Grant Program and reserved 1,000,000 shares of common stock for issuance to selected full-time employees under this plan. William S. McKiernan, the Company's Chairman of the Board, agreed to contribute 1,000,000 shares of the Company's common stock owned by him to the Plan over the one year term of the Plan. Shares will be issued on a quarterly basis, in the total amount of 250,000 shares per quarter. The shares shall be awarded to selected full time employees who have gone beyond normal expectations in their contributions to the Company's success as a whole.

Restructuring (unaudited)

   In the first quarter of 2000, the Company expects to recorded a one-time restructuring charge of approximately $11.0 million to $14.0 million related to refocusing the Company's business from a consumer retail focus company to a business-to-business e-commerce services company. As part of the restructuring, the Company reduced its workforce by approximately 75 employees in January 2000, or approximately 20% of its total workforce, and began consolidating facilities and disposing of excess capital assets. Additionally, the Company terminated its existing marketing agreements as discussed below.

Termination of Certain Agreements

   In February and March 2000, the Company terminated its existing marketing agreements focused on generating consumer sales with AOL, CNET, Excite, Yahoo!, and ZDNet for approximately $5.8 million. Under the terms of these termination agreements, the Company has no further commitments or obligations associated with AOL, CNET, Excite, Yahoo! or ZDNet.

                                    PART III

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by Item 10 is incorporated by reference to the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders.

ITEM 11: EXECUTIVE COMPENSATION

    The information required by Item 11 is incorporated by reference to the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 is incorporated by reference to the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 is incorporated by reference to the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders.


ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) EXHIBITS

The Exhibit Index attached hereto is hereby incorporated by reference to this Item.

(b) FINANCIAL STATEMENT SCHEDULES

                             BEYOND.COM CORPORATION

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                             BALANCE AT      CHARGED TO   BALANCE AT
                                              BEGINNING      COSTS AND    DEDUCTION/      END OF
DESCRIPTION                                   OF PERIOD       EXPENSES     WRITEOFF       PERIOD
-----------                                  -----------    -----------   -----------    --------
Year ended December 31, 1997
  Accounts receivable allowances .......            65           240           (30)          275
  Allowance for sales returns ..........            --            --            --            --
Period ended December 31, 1998
  Accounts receivable allowances .......           275           332           (31)          576
  Allowance for sales returns ..........            --           462          (160)          302
Period ended December 31, 1999
  Accounts receivable allowances .......           576           634          (809)          401
  Allowance for sales returns ..........           302           310           (21)          591

   All other schedules are omitted because they are inapplicable or the requested information is shown in the financial statements of the registrant or related notes thereto.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Clara, California, on April 5, 2000.

                      Beyond.com Corporation


                      By            /s/ C. Richard Neely
                         -------------------------------------------------------
                                        C. Richard Neely, Jr.
                         Interim Chief Executive Officer, Senior Vice President Finance and Administration and Chief Financial Officer


                      By            /s/ William S. McKiernan
                         -------------------------------------------------------
                                        William S. McKiernan
                                 Chairman of the Board of Directors


                      By              /s/ Douglas Carlston
                         -------------------------------------------------------
                                          Douglas Carlston
                                              Director


                      By                 /s/ Bert Kolde
                         -------------------------------------------------------
                                             Bert Kolde
                                              Director


                      By              /s/ Ronald S. Posner
                         -------------------------------------------------------
                                          Ronald S. Posner
                                             Director


                      By                /s/ John S. Chen
                         -------------------------------------------------------
                                            John S. Chen
                                              Director

                                  EXHIBIT INDEX


                                                                                                SEQUENTIALLY
     EXHIBIT                                                                                      NUMBERED
     NUMBER                                        DESCRIPTION                                    PAGE NO.
     ------                                        -----------                                  ------------
       **2.1       Form of Agreement and Plan of Merger between the Registrant and
                   software.net Corporation, a California corporation............................

    *****3.1       Form of Certificate of Incorporation, as amended..............................

       **3.2       Form of Bylaws of the Registrant..............................................

       **4.1       Specimen of Certificate for Common Stock......................................

       **4.2       Common Stock Warrant issued by Registrant to America Online, Inc..............

      ***4.3       Form of Indenture dated as of November 23, 1998, by and between the
                   Registrant and LaSalle National Bank..........................................

      ***4.4       Form of Registration Rights Agreement dated as of November 23, 1998, by and between the Company and Credit Suisse First Boston Corporation, C.E.
                   Unterberg, Towbin and Donaldson, Lufkin & Jenrette Securities Corporation.....

      ***4.5       Purchase Agreement dated as of November 17, 1998, by and between the
                   Company and Credit Suisse First Boston Corporation, C.E. Unterberg,
                   Towbin and Donaldson, Lufkin & Jenrette Securities Corporation................

      ***4.6       Form of Notes (included in Exhibit 4.3).......................................

      **10.1       Form of Indemnification Agreement.............................................

      **10.2       1995 Stock Option Plan, as amended............................................

      **10.3       1998 Stock Option Plan........................................................

      **10.4       Stock Option Agreement dated as of March 31, 1995, by and between the
                   Registrant and John Pettitt...................................................

      **10.5       Series A Preferred Stock Purchase Agreement, as amended.......................

      **10.6       Series B Preferred Stock Purchase Agreement...................................

      **10.7       Series C Preferred Stock Purchase Agreement...................................

      **10.8       Series D Preferred Stock Purchase Agreement...................................

      **10.9       Common Stock and Warrants Subscription Agreement dated as of March 18,
                   1998, by and between the Registrant and America Online, Inc...................

      **10.10      Conveyance Agreement dated as of December 31, 1997, by and between the
                   Registrant and Internet Commerce Services Corporation (now known as
                   CyberSource Corporation)......................................................

                                                                                                SEQUENTIALLY
     EXHIBIT                                                                                      NUMBERED
     NUMBER                                        DESCRIPTION                                    PAGE NO.
     ------                                        -----------                                  ------------
      **10.11      Interactive Marketing Agreement dated as of March 1, 1998, by and between the Registrant and America Online, Inc................................

      **10.12      Sponsorship Agreement dated as of March 30, 1998, by and between the
                   Registrant and Excite, Inc....................................................

      **10.13      Co-Marketing Services Agreement dated as of June 23, 1997, by and between the Registrant and Netscape Communications Corporation................

      **10.14      Trademark License Agreement dated as of June 23, 1997, by and between the Registrant and Netscape Communications Corporation........................

      **10.15      Offer letter to Mark Breier...................................................

      **10.16      Inter-Company Cross License Agreement dated as of April 23, 1998,  by and between the Registrant and Internet Commerce Services (now known as
                   CyberSource Corporation), as amended on May 19, 1998..........................

      **10.17      Promissory Note dated as of April 15, 1998, by and between the
                   Registrant and William S. McKiernan...........................................

      **10.18      Pledge Agreement as of April 15, 1998, by and between the Registrant and
                   William S. McKiernan..........................................................

      **10.19      Internet Services and Products Agreement dated as of April 29,  1996, by and between the Registrant and Exodus Communications, Inc.....................

      **10.20      Office Building Lease dated as of July 8, 1997, as amended, by and between the Registrant and PGP-South Bay Office Towers, Inc...................

      **10.21      Agreement dated as of December 19, 1995, by and between the Registrant and the United States Department of Defense, DFAS (#N00140-96-G-D115).........

      **10.22      Internet Commerce Services Agreement dated as of April 23, 1998, by and between the Registrant and CyberSource Corporation, as amended on May
                   19, 1998......................................................................

      **10.23      Sublease dated as of May 27, 1998 by and between the Registrant and
                   First Data Merchant Services Corporation......................................

  ******10.24      Agreement dated as of June 12, 1998, by and between the Registrant and the United States Department of Defense, Defense Logistics Agency
                   (#N00140-98-D-1756)...........................................................

  ******10.25      Offer Letter from Registrant to Mala Anand, dated as of June 15, 1998.........

 *******10.26      Agreement dated as of September 11, 1998, by and between the Registrant and the United States National Imaging and Mapping Agency (NIMA Contract
                   #N00140-98-D-2139)............................................................

*******+10.27      Co-hosting Agreement dated as of September 21, 1998, by and between the
                   Registrant and Network Associates, Inc........................................

*******+10.28      Website Service Agreement dated as of September 21, 1998, by and between the Registrant and Network Associates, Inc....................................

*******+10.29      Electronic Services Distribution Agreement dated as of September 1,
                   1997, by and between the Registrant and McAfee Software, Inc..................

     ***10.30      Offer Letter to John D. Vigouroux dated as of October 26, 1998................

     *++10.31      Software Merchant Program Advertising and Promotion Agreement dated as of February 5, 1999, by and between the Registrant and Yahoo! Inc.............

        23.1       Consent of Ernst & Young LLP, independent auditors............................

        27.1       Financial Data Schedule.......................................................

----------

          + Certain Portions Of This Exhibit Have Been Granted Confidential Treatment By The Commission. The Omitted Portions Have Been Separately Filed With The Commission.

         ++ Confidential Treatment Has Been Requested Of The Commission For This Item.

          * Incorporated by reference from Beyond.com's Registration Statement on Form S-1, filed with the Commission on March 17, 1999.

         ** Incorporated by reference from Beyond.com's Registration Statement on Form S-1 (Reg. No. 333-51121), as amended, filed with the Commission on June 17, 1998.

        *** Incorporated by reference from Beyond.com's Registration Statement on Form S-1 (Reg. No. 333-70957) filed with the Commission on January 21, 1999.

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