Form 10-K/A
period 1999-12-31
BEYOND COM CORP
filed 2000-05-01
CIK 1060531

       FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 1, 2000
================================================================================


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


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Beyond.com Corporation Common Stock is quoted on the Nasdaq Stock Market under the symbol "BYND". The following table sets forth the range of high and low closing sales prices for each period indicated:

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information about our executive officers and directors.

NAME                          AGE                    POSITION WITH COMPANY
----                          ---                    ---------------------
William S. McKiernan........  43    Chairman of the Board of Directors
C. Richard Neely, Jr. ......  45    Interim Chief Executive Officer, Senior Vice
                                    President of Finance and Administration and
                                    Chief Financial Officer
Gordon F. Jones.............  52    Senior Vice President, Chief Information Officer
John D. Vigouroux...........  40    Senior Vice President, Sales and Marketing
Kendall M. Fargo............  30    Vice President, Corporate Operations and Services
Montgomery B. Mars..........  36    Vice President, Business and Corporate Development
Mark W. Bailey..............  41    Director
Ronald S. Posner............  57    Director
Richard Scudellari..........  43    Director

     WILLIAM S. MCKIERNAN is a co-founder of Beyond.com and has served as Chairman of its Board of Directors since March 1998. From Beyond.com's inception in 1994 to March 1998, Mr. McKiernan served as its President and Chief Executive Officer. Mr. McKiernan also currently serves as Chairman of the Board of Directors and Chief Executive Officer of CyberSource Corporation. From 1992 to 1994, Mr. McKiernan held a number of positions at McAfee Associates, Inc. (now known as Network Associates), including President and Chief Operating Officer, the positions he held during its initial public offering in October 1992. Prior to joining McAfee Associates in 1992, Mr. McKiernan was Vice President of Princeton Venture Research Inc., an investment banking and venture consulting firm from 1990 to 1992. Mr. McKiernan has also held management positions with IBM/ROLM and Price Waterhouse. Mr. McKiernan holds a Master's degree in Business Administration from the Harvard Business School.

     C. RICHARD "RICK" NEELY, JR. serves as Interim Chief Executive Officer, Senior Vice President of Finance and Administration and Chief Financial Officer of Beyond.com. Mr. Neely joined Beyond.com in December 1999 as Chief Financial Officer and was named Interim Chief Executive Officer in January 2000. From 1998 until joining Beyond.com Mr. Neely was Vice President of Finance and Operations Controller for Synopsys Inc., the leading provider of EDA software tools to the global electronics market. From 1996 to 1998, Mr. Neely was Vice President of Finance and Corporate Controller at Heartport Inc., a medical device manufacturing company. Prior to Heartport Inc., Mr. Neely was Group Controller and Director of Finance at Advanced Micro Devices Inc. Mr. Neely holds a Master's degree in Business Administration in Finance and Marketing from the University of Chicago and a Bachelor of Arts in Economics from Whitman College, where he graduated summa cum laude.

     GORDON F. JONES joined Beyond.com as Chief Information Officer in May 1999. He oversees the Company's Engineering, Information Systems and Technical Operations functions. Mr. Jones came to Beyond.com from Franklin Resources Inc., where he was Chief Information Officer and Vice President of Information Services & Technology (IS&T). Prior to Franklin Resources, Mr. Jones was Chief Information Officer and Vice President of Information Services at Novell Inc., a leading computer networking company. He has sat on the Advisory Board at the Haas School of Business at the University of California, Berkeley and on the Enterprise Customer Advisory Councils for Lucent Technologies and Microsoft Corp. Mr. Jones earned the equivalent of a Master of Business Administration degree in Management Studies from the Buckinghamshire College in the United Kingdom.

     JOHN D. VIGOUROUX became the Company's Senior Vice President, Sales and Marketing in January 2000. Mr. Vigouroux's previous role at Beyond.com was Vice President of Business and Corporate Development. Prior to joining Beyond.com, Mr. Vigouroux was Vice President of Business development at NetObjects from June 1997 to October 1998. From August 1996 to June 1997, Mr. Vigouroux was the Director of Business Development of Cisco Systems Inc. Prior to that, Mr. Vigouroux served as Manager of Strategic Opportunities of Adobe Systems Inc. from August 1993 to August 1996. Mr. Vigouroux holds a Masters degree in Business Administration from New Hampshire College and a Bachelor of Arts degree in Organizational Behavior and Development from Averett College in Danville, VA.

     KENDALL M. FARGO became Vice President, Corporate Operations and Services, where he is responsible for managing the Company's operations in October 1999. Mr. Fargo's previous role at Beyond.com was Vice President, Enterprise and Government Sales, from 1998 to 1999. Prior to the Spin-off of CyberSource Corporation, Mr. Fargo was the Director of Sales and Marketing. From 1997 to 1999, Mr. Fargo increased sales revenue by more than 250 percent annually within his sales department. Mr. Fargo was awarded a Bachelor of Arts degree in Business from the University of California at Santa Barbara (UCSB).

     MONTGOMERY B. MARS was appointed Vice President of Business and Corporate Development for Beyond.com in October 1999. Previously, Mr. Mars was Director of Business Development for Beyond.com. Prior to joining Beyond.com, Mr. Mars ran his own management consulting business for early stage technology companies and held Vice President and Director level positions at Mercator Genetics and Ixsys Inc. Mr. Mars was also a Corporate Attorney at Latham & Watkins. Mr. Mars holds a Bachelor of Science degree in Biochemistry from UC Davis, a Juris Doctorate degree from the University of Southern California and a Masters degree in Business Administration from the Wharton School at the University of Pennsylvania.

     MARK W. BAILEY joined the Company's Board of Directors in April 2000. Mr. Bailey has been Chief Executive Officer of WebPartner since November 1999 and Chairman of WebPartner since 1997. Prior to becoming WebPartner's Chief Executive Officer, Mr. Bailey was Vice President of Business Development at Healtheon Corporation from July 1998 to October 1999. For six months prior to joining Healtheon, Mr. Bailey served as general partner of Venrock Associates, the venture capital arm of the Rockefeller family. From 1989 to 1997, Mr. Bailey was Senior Vice President of Business Development at Symantec Corporation.

     RONALD S. POSNER, a Director of Beyond.com since March 1999, serves as Chairman of NetCatalyst.com, an internet accelerator firm based in Los Angeles. Prior to NetCatalyst.com, Mr. Posner was Chairman of PS Capital, a venture capital firm. Mr. Posner has held or currently holds key advisory roles within a number of startups and public companies. In addition, he is a board member of Click2learn.com Inc. and Smallworld.

        RICHARD SCUDELLARI was a Director of Beyond.com since the Company's inception through March 1998. Mr. Scudellari rejoined the board in April 2000. Mr. Scudellari has been a partner at Morrison & Foerster LLP, a law firm, since February 1999. From 1990 to January 1999, Mr. Scudellari was a partner at Jackson Tufts Cole & Black, LLP, a law firm. Mr. Scudellari is also a member of the board of CyberSource Corporation. Mr. Scudellari holds a Bachelor of Science degree and Juris Doctorate degree from Boston College.

ITEM 11. EXECUTIVE COMPENSATION.

DIRECTORS

     The Company pays non-employee directors an annual director's fee in the amount of $10,000, in quarterly installments.

     In January 1999, the Company granted Mr. Kolde (who resigned from the Company's Board in April 2000) an option to purchase 10,000 shares of common stock at an exercise price of $20.75 per share.

     The 1999 Stock Incentive Plan provides for initial grants of 20,000 shares upon appointment to the Board of Directors and subsequent grants of 5,000 shares following the conclusion of each Annual Meeting of Stockholders commencing with the 2000 Annual Meeting of Stockholders. These options would vest over four years.

     In March 1999, we granted each of Messrs. Carlston, Chen and Posner (Messrs. Carlston and Chen each resigned from the Company's Board in April 2000) options to purchase 20,000 shares of common stock at an exercise price of $23.75 per share under the 1998 Stock Option Plan. These options vest over four years with 25% of the total shares granted vesting in March 2000 and the remaining shares vesting monthly thereafter through March 2003, contingent upon continuous service as a Director. Each of Messrs. Carlston, Chen and Posner waived his rights to the initial automatic option grants under the Company's 1998 Stock Option Plan.

EXECUTIVE OFFICERS

     The following table sets forth certain information concerning compensation of and stock options granted to each of the persons serving as the Company's Chief Executive Officer and each of the four other most highly compensated executive officers of the Company (collectively, the "Named Executive Officers") for the fiscal year ended December 31, 1999.

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG TERM
                                                                                COMPENSATION
                                                   ANNUAL COMPENSATION           SECURITIES
                                              ------------------------------     UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION                   YEAR      SALARY($)   BONUS($)     OPTIONS(#)     COMPENSATION
---------------------------                   ----      --------------------    ------------    ------------
Mark L. Breier(1)
  President and Chief Executive Officer...    1999      $ 290,000  $  34,000       250,000       $     --
                                              1998        150,000     37,500     1,000,000         65,000(2)
Gordon F. Jones(3)
  Senior Vice President and Chief
  Information Officer.....................    1999        145,000     78,000       140,000             --
Mala Anand(4)
  Vice President, Engineering.............    1999        205,000     15,000        45,000             --
                                              1998         92,000         --       180,000             --
Kendall M. Fargo
  Vice President, Corporate Operations....    1999        124,000     91,000        60,000             --
                                              1998         70,000    134,000        40,000             --
                                              1997         45,000     50,000        50,000             --
John D. Vigouroux(5)
 Senior Vice President, Sales and             1999        189,000     13,000        36,250             --
 Marketing................................    1998         22,000         --       145,000             --

----------
(1) Mr. Breier was hired in March 1998
(2) Represents a relocation allowance.
(3) Mr. Jones was hired in May 1999.
(4) Ms. Anand was hired in June 1998 and resigned in March 2000.
(5) Mr. Vigouroux was hired in October 1998.


                        OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information with respect to stock options granted in fiscal 1999 to the Named Executives Officers.

                                                          INDIVIDUAL GRANTS(1)              POTENTIAL REALIZABLE VALUE
                                 NUMBER OF     -------------------------------------------   AT ASSUMED ANNUAL RATES
                                 SECURITIES      % OF TOTAL                                   OF STOCK APPRECIATION
                                 UNDERLYING    OPTIONS GRANTED                                  FOR OPTION TERM(4)
                                  OPTIONS      TO EMPLOYEES IN  EXERCISE PRICE  EXPIRATION  --------------------------
NAME                             GRANTED(#)    FISCAL YEAR(2)    ($/SHARE)(3)      DATE        5%($)          10%($)
----                             ----------    ---------------  --------------  ----------  -----------    -----------
Mark L. Breier...............      250,000        7.09%           $32.1250      4/22/2009   $13,082,060    $20,830,994
Gordon F. Jones..............      140,000        3.97%            24.0625      5/07/2009     5,487,339      8,737,670
Mala Anand...................       45,000        1.28%            20.75        6/15/2009     1,520,980      2,421,907
Kendall M. Fargo.............        5,000        0.14%            22.75        4/01/2009       185,287        295,038
                                    55,000        1.56%             7.75       10/27/2009       694,316      1,105,583
John D. Vigouroux............       36,250        1.03%             7.75       10/27/2009       457,618        728,680

----------
(1) Each of these options vests over four years at a rate of 25% of the shares subject to the option after one year and the remaining shares subject to the option at the rate of 1/48th per month thereafter. Each of these options has a ten-year term.

(2) Based on an aggregate of 3,528,457 options granted by Beyond.com during the fiscal year ended 1999 to employees of and consultants to Beyond.com, including the Named Executives.

(3) The exercise price per share of each option was equal to the fair market value of the common stock on the date of grant as determined by the Board of Directors.

(4) The potential realizable value is calculated based on the term of the option at its time of grant (ten years). It is calculated assuming that the fair market value of the common stock on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth certain information regarding stock options held as of December 31, 1999 by the Named Executive Officers.

                                                                NUMBER OF SECURITIES
                                                               UNDERLYING UNEXERCISED          VALUE OF UNEXERCISED
                                                                   OPTIONS AS OF            IN-THE-MONEY OPTIONS AS OF
                                   SHARES                       DECEMBER 31, 1999(#)          DECEMBER 31, 1999($)(1)
                                 ACQUIRED ON     VALUE      ----------------------------    ---------------------------
NAME                             EXERCISE(#)  REALIZED($)   EXERCISABLE    UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
----                             -----------  -----------   -----------    -------------    -----------   -------------
Mark L. Breier...............      25,274     $ 427,131       412,226         812,500       $ 2,148,728    $ 2,932,031
Gordon F. Jones..............          --            --            --         140,000                --             --
Mala Anand...................          --            --        67,500         157,500                --             --
Kendall M. Fargo.............      10,000       269,833        58,458         111,042           388,078        217,544
John D. Vigouroux............          --            --        42,292         138,958             5,287         15,104

----------
(1) The value of unexercised "in-the-money" options represents the difference between the exercise price of stock options and $7.8125, the closing sales price of the common stock on December 31, 1999.

                              EMPLOYMENT AGREEMENTS

     The Company and Mark L. Breier (who was the Company's President and Chief Executive Officer through January 2000) were parties to an employment agreement dated March 23, 1998 (the "Breier Agreement"). Mr. Breier's annual base salary under the Breier Agreement was $200,000, subject to good faith adjustment by the Company's Board of Directors. In addition, Mr. Breier was eligible to participate in the Company's executive benefit plans and to earn an annual bonus in the amount of $50,000, payable quarterly, based on achievement of objectives mutually determined by Mr. Breier and the Company's Board of Directors at the beginning of each year of employment. According to the Breier Agreement, $25,000 of Mr. Breier's potential bonus for 1998 was guaranteed and paid to Mr. Brier in quarterly installments.

     Pursuant to the Breier Agreement, the Company granted an option to purchase 1,000,000 shares of common stock to Mr. Breier on March 30, 1998, under the 1995 Stock Option Plan. This option has an exercise price of $2.60 per share and is governed generally by the terms of the 1995 Stock Option Plan, with certain limited exceptions including acceleration of the vesting in connection with a change of control (as defined in the Breier Agreement).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Beneficial Ownership of Securities

Common Stock

     The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company's common stock as of April 26, 2000 by (a) each stockholder known by the Company to be the beneficial owner of more than five percent of the Company's common stock, (b) each director and nominee for director of the Company, (c) each Named Executive Officer and (d) all executive officers, directors and nominees for director who beneficially own shares, as a group.

5% BENEFICIAL OWNERS,                                  NUMBER OF SHARES   PERCENTAGE OF SHARES
DIRECTORS AND NAMED EXECUTIVE OFFICERS                BENEFICIALLY OWNED  BENEFICIALLY OWNED(1)
---------------------------------------------------   ------------------  ---------------------
William S. McKiernan(2)............................        7,861,345              20.8%
Mark L. Breier(3)..................................          474,583               1.2%
Kendall M. Fargo(4)................................          104,125                *
Mala Anand(5)......................................           78,750                *
John D. Vigouroux(6)...............................           77,813                *
Gordon F. Jones(7).................................           67,083                *
Richard Scudellari.................................           40,000                *
Ronald S. Posner(8)................................            7,750                *
Mark W. Bailey(9)..................................            1,792                *
All directors and executive officers as a group
  (9 persons)(10)..................................        8,179,075              21.5%

----------
* Represents beneficial ownership of less than 1% of our common stock.

(1) Number of shares beneficially owned is determined based on 37,862,488 shares outstanding as of April 26, 2000. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. The number of shares beneficially owned by a person includes shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of April 26, 2000. Such shares issuable pursuant to such options are deemed outstanding for computing the percentage ownership of the person holding such options but not deemed outstanding for the purposes of computing the percentage ownership of each other person. To our knowledge, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as owned by them, subject to community property laws where applicable and except as indicated in the other footnotes to this table. Unless otherwise indicated, the address of each of the individuals named above is: c/o Beyond.com Corporation, 3200 Patrick Henry Drive, Santa Clara, California 95054.

(2) Includes 7,830,577 shares held by Mr. McKiernan and 30,768 shares held by members of Mr. McKiernan's immediate family. Mr. McKiernan disclaims beneficial ownership of the shares held by his immediate family.

(3) Includes options to purchase 449,309 shares of common stock that vest within 60 days of April 26, 2000, held by Mr. Breier.

(4) Includes options to purchase 92,625 shares of common stock that vest within 60 days of April 26, 2000, held by Mr. Fargo.

(5) Includes options to purchase 78,750 shares of common stock that vest within 60 days of April 26, 2000, held by Ms. Anand.

(6) Includes options to purchase 77,813 shares of common stock that vest within 60 days of April 26, 2000, held by Mr. Vigouroux.

(7) Includes options to purchase 67,083 shares of common stock that vest within 60 days of April 26, 2000, held by Mr. Jones.

(8) Includes options to purchase 7,750 shares of common stock that vest within 60 days of April 26, 2000, held by Mr. Posner.

(9) Includes options to purchase 1,792 shares of common stock that vest within 60 days of April 26, 2000, held by Mr. Bailey.

(10) Includes options to purchase 276,230 shares of common stock that vest within 60 days of April 26, 2000, held by all directors and executive officers of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                              CERTAIN TRANSACTIONS

OPTION GRANTS AND AGREEMENTS WITH EXECUTIVE OFFICERS AND DIRECTORS

     In April 1999, the Company loaned Gordon F. Jones, the Company's Senior Vice President, Chief Information Officer, $117,000 to assist Mr. Jones' transition to Beyond.com. This loan is memorialized in a promissory note issued by Mr. Jones to the Company, which provides for repayment by October 1999, and bears interest at a rate of 6.5% compounded annually. In July 1999, Mr. Jones had fully repaid the principal plus all interest incurred.

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

     In January 2000, Mark L. Breier resigned as President and Chief Executive Officer of the Company. Per the terms of his employment agreement, the Company will continue to pay Mr. Breier his base salary from the date of his resignation until the lesser of twelve months or that number of months before which he obtains a position with another firm.

     In March 2000, James R. Lussier resigned as Vice President, Business Operations and Corporate Strategy of the Company. Per the terms of his separation agreement, the Company will continue to pay Mr. Lussier his base salary for four months after the date of separation agreement.

RELATIONSHIP WITH CYBERSOURCE CORPORATION

     Pursuant to the terms of an agreement entered into in connection with the Spin-off of CyberSource Corporation ("CyberSource"), the Company uses services supplied by CyberSource on a non-exclusive basis. These services relate to credit card processing, fraud screening, export control, sales tax computation, electronic licensing, hosting of electronic downloads and fulfillment notification. Any discontinuation of such services, or any reduction in performance that requires the Company to replace such services, could be disruptive to the Company's business. The Company also received a non-exclusive license to certain CyberSource technology. Under the services agreement, the Company is obligated to compensate CyberSource on a basis of services used per order or transaction. At the time these agreements were negotiated, all of the Company's directors were also directors of CyberSource and other members of our management team joined CyberSource as executive officers. As a result, these and subsequent agreements may not be deemed the result of arm's length negotiations. Further, although CyberSource and Beyond.com are engaged in different businesses, the two companies currently have no policies to govern the pursuit or allocation of corporate opportunities between CyberSource and Beyond.com in the event they arise. The Company's business could be adversely affected if the overlapping board members of the two companies pursue CyberSource's interests over Beyond.com's either in the course of intercompany transactions or where the same corporate opportunities are available to both companies.

     In connection with the CyberSource Spin-off, the Company approved loans in amounts equal to the adverse incremental income tax any stockholder incurred as a result of the Spin-off and the transactions contemplated thereby. In April 1998, the Company loaned $270,000 to William S. McKiernan, the sole stockholder incurring such adverse tax consequences, so as to offset Mr. McKiernan's incremental 1997 income tax. The loan to Mr. McKiernan is secured by 129,808 shares of common stock held by Mr. McKiernan and was due and payable no later than December 17, 1999. Interest accrued on the loan to Mr. McKiernan at the rate of six and two hundredths percent (6.02%), compounded annually. In May 1999, Mr. McKiernan had fully repaid the principal plus all interest incurred.

     The Company entered into a Software License Agreement with CyberSource in June 1999, pursuant to which CyberSource purchased a perpetual, transferable, worldwide license to copy, modify, market and otherwise use technology related to transaction processing services. Pursuant to the terms of the agreement, the Company will not license or otherwise distribute the software to any of CyberSource's competitors through June 2001, and CyberSource will own all modifications or derivative works of the software. The Company will indemnify CyberSource against any legal cause of action brought against CyberSource to the extent that the cause of action is based on a claim that the software infringes any intellectual property rights of a third party, and CyberSource will indemnify the Company against any legal cause of action brought against the Company to the extent that the cause of action is based on a claim that any modification or derivative of the software infringes any intellectual property rights of a third party. The purchase price of the license was $600,000.

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