Form 10-Q
period 2000-03-31
BEYOND COM CORP
filed 2000-05-12
CIK 1060531

        FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 12, 2000
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                ----------------

                                    FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                                 Yes [X] No [ ]

        The number of shares of the registrant's Common Stock, $.001 par value per share, outstanding as of April 30, 2000 was 38,040,631.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             BEYOND.COM CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS


                                                                MARCH 31,        DECEMBER 31,
                                                                  2000               1999
                                                              ------------       ------------
                                                              (UNAUDITED)
Current assets:
  Cash, cash equivalents and short-term investments ....      $     50,145       $     66,313
  Accounts receivable, net .............................             6,530             13,843
  Prepaid partnership agreements .......................             1,003              5,151
  Prepaid expenses and other current assets ............             2,191              3,002
  Cost of deferred revenue .............................             4,641              9,388
                                                              ------------       ------------
Total current assets ...................................            64,510             97,697
Non-current assets:
Property and equipment, net ............................            12,724             13,077
Deposits and other non-current assets ..................             6,823              7,373
Goodwill and other intangible assets, net ..............            89,647            102,229
                                                              ------------       ------------
Total assets ...........................................      $    173,704       $    220,376
                                                              ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .....................................      $      8,181       $     12,579
  Accrued employee expenses ............................             3,581              2,046
  Other accrued liabilities ............................            11,173              5,468
  Current obligation under capital leases ..............                78                118
  Deferred revenue .....................................             4,049              9,393
                                                              ------------       ------------
Total current liabilities ..............................            27,062             29,604
Non-current obligations under capital leases ...........                --                 10
Convertible notes payable ..............................            63,250             63,250
Stockholders' equity:
  Common stock .........................................           296,924            295,814
  Deferred compensation ................................              (622)            (1,444)
  Accumulated other comprehensive income ...............                --                269
  Accumulated deficit ..................................          (212,910)          (167,127)
                                                              ------------       ------------
Total stockholders' equity .............................            83,392            127,512
                                                              ------------       ------------
Total liabilities and stockholders' equity .............      $    173,704       $    220,376
                                                              ============       ============


Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

            See notes to Condensed Consolidated Financial Statements.

                             BEYOND.COM CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED,
                                                            -------------------------------
                                                              MARCH 31,          MARCH 31,
                                                                2000               1999
                                                            ------------       ------------
Net revenues .........................................      $     31,339       $     19,102
Cost of revenues .....................................            27,162             16,204
                                                            ------------       ------------
Gross profit .........................................             4,177              2,898
Operating expenses:
  Research and development ...........................             3,680              1,731
  Sales and marketing ................................            16,992             16,563
  General and administrative .........................             3,700              2,258
  Goodwill and deferred compensation amortization ....            11,486                732
  Restructuring ......................................            13,707                 --
                                                            ------------       ------------
Total operating expenses .............................            49,565             21,284
                                                            ------------       ------------
Loss from operations .................................           (45,388)           (18,386)
Other expenses, net ..................................              (395)              (410)
                                                            ------------       ------------
NET LOSS .............................................      $    (45,783)      $    (18,796)
                                                            ============       ============
BASIC AND DILUTED NET LOSS PER SHARE .................      $      (1.23)      $      (0.66)
                                                            ------------       ------------
Weighted average shares outstanding used in
  computing basic and diluted net loss per share .....            37,114             28,364
                                                            ============       ============


            See notes to Condensed Consolidated Financial Statements.

                             BEYOND.COM CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                  THREE MONTHS ENDED
                                                                            -------------------------------
                                                                              MARCH 31,          MARCH 31,
                                                                                2000               1999
                                                                            ------------       ------------
OPERATING ACTIVITIES
Net loss .............................................................      $    (45,783)      $    (18,796)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ...................................               326                464
     Common shares issued for employee services ......................               637                 --
     Goodwill and deferred compensation amortization .................            12,871                755
  Changes in assets and liabilities:
     Accounts receivable .............................................             7,313              5,091
     Prepaid partnership agreements ..................................             4,148             (5,779)
     Prepaid expenses and other current assets .......................               811               (982)
     Cost of deferred revenue ........................................             4,747                778
     Other noncurrent assets .........................................               642                 90
     Accounts payable ................................................            (4,398)            (9,310)
     Accrued employee expenses .......................................             1,535                289
     Other accrued liabilities .......................................             5,705              4,415
     Deferred revenue ................................................            (5,344)            (1,228)
                                                                            ------------       ------------
       Net cash used in operating activities .........................           (16,790)           (24,213)
INVESTING ACTIVITIES
  Sale of short-term investments, net ................................            22,820                 --
  Costs associated with the acquisition of BuyDirect.com .............                --             (5,839)
  Purchases of property and equipment, net ...........................               (65)            (1,101)
                                                                            ------------       ------------
       Net cash used in investing activities .........................            22,755             (6,940)
FINANCING ACTIVITIES
  Payments under capital leases ......................................               (50)                --
  Net proceeds from sale of common stock and exercise of stock
     options .........................................................               723                 55
  Proceeds from sale of common stock to employees ....................               283                 --
                                                                            ------------       ------------
       Net cash provided by financing activities .....................               956                 55
                                                                            ------------       ------------
Net increase (decrease) in cash and cash equivalents .................             6,921            (31,098)
Cash and cash equivalents at beginning of period .....................            11,539             81,548
                                                                            ------------       ------------
Cash and cash equivalents at end of period ...........................      $     18,460       $     50,450
                                                                            ============       ============

Supplemental disclosure of non-cash financing activities - common
    stock issued in acquisition of BuyDirect.com .....................                --       $    120,542


            See notes to Condensed Consolidated Financial Statements.

                             BEYOND.COM CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of Management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

Note 2 -- Restructuring Costs

        During the quarter ended March 31, 2000, Beyond.com Corporation (the "Company" or "Beyond.com") recorded a restructuring charge of $13.7 million. This was a result of a plan to refocus the Company's business from a consumer retail focused company to a business-to-business e-commerce services company. As part of this refocus, the Company reduced its workforce by approximately 75 employees in January 2000, or approximately 20% of its total workforce, consolidated facilities and disposed of excess capital assets. Additionally, the Company terminated its existing marketing agreements focused on generating consumer sales with AOL, CNET, Excite, Yahoo! and ZDNet during February and March 2000. The restructuring charges were comprised of approximately $10.1 million in termination fees and associated prepaid and intangible assets write-offs related to certain marketing agreements, $2.0 million in employee termination costs, $700,000 for the write-off of excess equipment and facilities consolidation, and $900,000 for the write-off of prepaid royalties and consultation expenses related to the Company's change in business focus. As a result of terminating the marketing agreements, employee terminations, and write-offs of equipment, facilities and prepaid royalties, the Company estimates that its operating expenses will be reduced by approximately $$6.0 million to $8.0 million quarterly through fiscal 2000. The remaining restructuring reserve, included in other accrued liabilities, as of March 31, 2000 of approximately $3.5 million will be drawn down over the next nine months with cash payments related to the termination of marketing agreements and employee severance and benefit costs.

        The following table summarizes the Company's restructuring activities for the three months ended March 31, 2000:



                                                                      Excess
                                      Marketing      Severance     Equipment and
In thousands                          Agreements    and Benefits     Facilities       Other          Total
                                      ---------     ------------   -------------     --------      --------
Restructuring reserve recorded in
quarter ended March 31, 2000 ....      $ 10,123       $  2,002        $    693       $    889      $ 13,707
Cash charges ....................        (3,181)        (1,330)              -           (348)       (4,859)
Non-cash charges ................        (4,100)             -            (693)          (541)       (5,334)
                                       --------       --------        --------       --------      --------
Reserve balance as
of March 31, 2000 ...............      $  2,842       $    672        $     --       $     --      $  3,514
                                       ========       ========        ========       ========      ========

Note 3 -- BuyDirect.com

        On March 30, 1999, a wholly owned subsidiary of Beyond.com merged with and into BuyDirect.com, an online software retailer for consumers and business customers. BuyDirect.com was originally launched as a service of CNET and became a wholly owned subsidiary of Beyond.com in March 1999.

        Upon the closing of this merger, Beyond.com issued 4,930,123 shares of its common stock to BuyDirect.com's stockholders in exchange for their outstanding shares of BuyDirect.com common and preferred stock. Beyond.com assumed options to purchase 281,757 shares of its common stock in connection with the merger. The common stock issued was valued at $120.5 million based on the average closing price of the common stock for the five trading days immediately preceding the announcement of the acquisition and the five trading days following the announcement of the acquisition. The Company accounted for the merger using the purchase method of accounting. The purchase consideration of approximately $138.9 million included the fair market value of the common stock of $120.5 million, the fair value of the fully vested options assumed of $2.7 million, liabilities assumed of $13.0 million and $5.8 million in acquisition costs incurred in connection with the merger. The fair value of the unvested options assumed of $4.6 million has been recorded as deferred compensation.

Note 4 -- SoftGallery SARL

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

        The common stock issued on the date of the acquisition that was not subject to the revenue targets or employment contingencies was valued at approximately $600,000, based on the closing price on the date of the acquisition. The acquisition was accounted for using the purchase method of accounting. The total purchase price was approximately $1.4 million and included the fair value of the common shares issued of approximately $600,000, a cash payment of $500,000, liabilities assumed of $167,000 and acquisition costs of approximately $100,000. The purchase price was allocated to intangible assets and is being amortized over the estimated useful life of four years. On the date of the acquisition, Beyond.com did not record the value of the contingent consideration to be issued because these amounts were not earned and were subject to the revenue targets and employment contingencies. The value of the remaining shares subject to the revenue targets and employment contingencies will be recorded as compensation expense as the shares are earned pursuant to the terms of the agreement. As of March 31, 2000, no contingent shares had been earned (see Note 9).

Note 5 -- Loss per Share

        Net loss per share is presented in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS
128). If Beyond.com had reported net income, diluted earnings per share for the three months ended March 31, 2000 and 1999 would have included the shares used in the computation of basic and diluted net loss per share as well as additional common equivalent shares related to options to purchase approximately 6,374,000 and 6,313,000 shares of common stock outstanding as of March 31, 2000 and 1999, respectively. In addition, diluted earnings per share for the three-month periods ended March 31, 2000 and 1999, would have included 3,449,000 additional common equivalent shares related to the convertible notes payable (using the if-converted method).

Note 6 -- Segment Reporting

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

        At March 31, 2000, the Company reported its operations as three segments: eStores, Government Systems and Website Groups. The following table presents net revenues and cost of revenues of the Company's three segments for the three months ended March 31, 2000 and 1999. There were no inter-business unit sales or transfers. The Company does not report operating expenses, depreciation and amortization, interest income (expense), income taxes, capital expenditures, or identifiable assets by its industry segments to the Chief Executive Officer. The Company's Chief Executive Officer reviews the revenues from each of the Company's reportable segments, and all of the Company's expenses are managed by and reported to the Chief Executive Officer on a consolidated basis. Net revenues and cost of revenues are as follows (in thousands):


                                    Three Months Ended
                               ------------------------------
                                 March 31,         March 31,
                                   2000              1999
                               ------------      ------------
Net revenues
eStores .................      $      9,177      $      3,444
Government Systems ......            10,192             3,064
Website .................            11,970            12,594
                               ------------      ------------


Total ...................      $     31,339      $     19,102
                               ============      ============

Cost of revenues

eStores .................      $      7,844      $      2,711
Government Systems ......             9,428             2,808
Website .................             9,890            10,685
                               ------------      ------------
Total ...................      $     27,162      $     16,204
                               ============      ============

Note 7 -- Chairman Grant Program

        In January 2000, the Company's Board of Directors adopted the Chairman Grant Program and reserved 1,000,000 shares of common stock for issuance to selected full-time employees under this plan. William S. McKiernan, the Company's Chairman of the Board, agreed to contribute 1,000,000 shares of the Company's common stock owned by him to the Plan over the one year term of the Plan. Shares will be issued on a quarterly basis, in the total amount of 250,000 shares per quarter. The shares shall be awarded to selected full time employees who have gone beyond normal expectations in their contributions to the Company's success as a whole. During the first quarter of 2000, the Company issued approximately 123,000 shares at a cost of approximately $637,000 and accrued approximately $1.6 million for an additional 377,000 shares to be issued related to employees service in the first quarter of 2000.

Note 8 -- Recent Accounting Pronouncements

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

Note 9 -- Comprehensive Income

        Accumulated other comprehensive income(loss) presented in the accompanying consolidated balance sheet consists of the accumulated net unrealized gains and losses on available-for-sale marketable securities.

        The components of comprehensive loss for the three months ended March 31, 2000 and 1999 are as follows (in thousands):


                                                       THREE MONTHS ENDED,
                                                -------------------------------
                                                  MARCH 31,          MARCH 31,
                                                    2000               1999
                                                ------------       ------------
Net loss .................................      $    (45,783)      $    (18,796)
Other comprehensive loss:
  Change in unrealized gain (loss) on
     available-for-sale investments ......              (269)                --
                                                ------------       ------------
Comprehensive loss .......................      $    (46,052)      $    (18,796)
                                                ============       ============


Note 10 -- Subsequent Event - SoftGallery Divestiture

        On April 25, 2000, the Company entered into an agreement to return 80.01% of Beyond.com's ownership of SoftGallery to the previous SoftGallery stockholders. Under the terms of this agreement, Beyond.com issued approximately 177,000 shares of its common stock and paid cash of $125,000 to SoftGallery shareholders in order to replace and supercede obligations associated with the original acquisition (see Note 4). Beyond.com's cost basis for its remaining 19.99% investment in SoftGallery is $2.0 million which includes the cost of the initial purchase of approximately $1.4 million and the additional divestiture cost of approximately $600,000. Beyond.com retained no significant influence over the day-to-day operations of SoftGallery under terms of this agreement. Effective April 25, 2000, the Company will account for its investment in SoftGallery under the cost method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words "believes," "anticipates," "intends," plans," estimates," and similar expressions are forward-looking statements. Such forward-looking statements contained herein include statements relating to the possibility of substantial revenue growth and profit potential; lower future operating expenses and reduced cash obligations; and the potential for higher gross margins. For a more detailed discussion of these and other business risks, see our annual report on Form 10-K pursuant to Section 13 or 15(d) of the Securities Act of 1934 dated April 5, 2000, filed with the Securities and Exchange Commission.

OVERVIEW

        At the end of the third quarter of 1999, Beyond.com made a strategic decision to refocus the Company's business from a consumer retail focused company to a business-to-business e-commerce services company. With this new direction, we plan to focus our resources and expertise in two areas that we believe have substantial revenue growth and profit potential: our eStore and Government Systems Groups. While we will still sell software and computer related products via the Beyond.com website, we do not intend to spend significant advertising dollars to attract new customers to the website as we have done in the past. Notwithstanding our recent shift in focus, we intend to continue to reassess our business and it is possible that, under certain circumstances, portions of our business maybe sold to enable us to more narrowly focus on our eStore Group. As part of this refocus, the Company reduced its workforce by approximately 75 employees in January 2000, or approximately 20% of its total workforce, and consolidated facilities and disposed of excess capital assets. Additionally, the Company terminated its existing marketing agreements focused on generating consumer sales with AOL, CNET, Excite, Yahoo! and ZDNet during February and March 2000 at a cost of approximately $10.1 million in termination fees and associated prepaid and intangible assets write-offs. The Company recorded a restructuring charge of $13.7 million in the first quarter of 2000. Management expects the workforce reduction, facilities consolidation, and termination of marketing agreements will lower future operating expenses and reduce cash obligations for the remainder of fiscal 2000.

eStore Group

        Beyond.com's eStore Group allows software publishers, hardware manufacturers and systems OEMs to launch a full-service Web store at a substantially lower total cost than they would incur if they had developed a similar system internally. Businesses can choose from an array of services, including website design and construction, transaction processing, physical and electronic order fulfillment, customer support, marketing, merchandising support, fraud management, tax payment, currency conversion and reporting. Our current eStore customers include CADopia, Compaq Computer, Executive Software, HP Shopping Village (a subsidiary of Hewlett Packard), McAfee.com, Microsoft, Palm Computing, Symantec, Systran Software, Telex and Trend Micro.

        We derive revenue for our eStore Group from two different business models. One model, where we earn revenues by reselling the products of our eStore customers, is a traditional reseller model that is characterized by higher per transaction revenue but lower margins. The second model, where we are paid fees based on the transactions we complete and the services we render, is a transaction and services model which typically has lower revenue per transaction but higher potential gross margins. In the near term, we expect our gross margins will fluctuate around our current levels, depending on the mix of these two models in any given quarter. We believe in the long term, as we migrate to a higher percentage of customers under the transaction model and leverage our merchandising expertise and digital service capabilities, our gross margins will be higher than current levels.

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


        Each year since inception, Beyond.com has incurred significant net losses. These annual net losses have increased from $5.5 million in 1997, to $31.1 million in 1998, to $124.8 million in 1999. For the three months ended March 31, 2000 our net loss was $45.8 million. We anticipate our operating expenses, net of goodwill and deferred compensation amortization, will decrease from 1999 levels in the remainder of fiscal 2000 as a result of our restructuring activities in the first quarter of 2000, lower headcount, reduced advertising and business model transition. However, our de-emphasis on advertising to promote our brand and our reallocation of resources to the eStore Group could result in dramatically reduced revenues and increased losses, if the market does not accept our eStore product or if sales of our eStore product grow at a slower pace than we expect.

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

        As we currently have relatively low gross margins, our ability to become profitable given our planned expenses depends on our ability to generate and sustain higher net revenues. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. We do not expect to achieve operating "break even" until at least the fourth quarter of 2002. We have little experience forecasting our revenues. We base our current and future expense levels, which are largely fixed, on our operating plans and estimates of future revenues. In view of the rapidly evolving nature of our business and our limited operating history, we have little experience forecasting our revenues. Therefore, we believe that period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely upon them as an indication of our future performance. If we cannot achieve and sustain operating profitability or positive cash flows from operations, we may be unable to meet our debt service obligations or working capital requirements, which would adversely affect our business.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

        NET REVENUES. The Company's revenues are primarily derived from two sources: the operation of eStores and resale of computer software. Our revenues include sales of software to customers using credit cards, to corporate customers that are invoiced directly under credit terms, to U.S. Government agencies pursuant to contractual arrangements and, to a lesser extent, amounts received from software publishers for advertising and promotion. Revenue from the sale of software, net of estimated returns, is recognized when persuasive evidence of an arrangement exists, either shipment of the physical product or delivery of the electronic product has occurred, fees are fixed and determinable, and collectibility is considered probable. Sales of software under contracts with the U.S. Government require continuing service, support and performance by the Company. Accordingly, the related revenues and costs are deferred and recognized over the period the service, support and performance are provided. Revenues derived from software publishers for advertising and promotion are recognized as the services are provided. Costs of deferred revenue relate to software licenses purchased from software publishers for sales to U.S. Government agencies. As our business model shifts away from aggressive advertising promotion of our consumer business, we may not be able to develop the eStore service to replace potential lost consumer revenues. This could have a materially adverse affect on our business, and could adversely impact our ability to meet our debt service obligations.

        Beyond.com's revenues can be categorized into the following three segments:

        - eStore revenue was $9.2 million in the quarter ended March 31, 2000, compared to $3.4 million in the quarter ended March 31, 1999. The increase was primarily the result of the addition of a number of new eStore customers, including Compaq Computer, HP Shopping Village, My Software and Symantec. eStore revenue represented 29.3% of total revenue in the first quarter 2000 compared to 18.0% of total revenue in the first quarter 1999.

        - Government Systems revenue was $10.2 million in the first quarter 2000 compared to $3.1 million in the first quarter 1999. The increase in 2000 was primarily the result of the addition of a number of new contracts with U.S. Government agencies including, the Bureau of Engraving and Printing (BEP), Department of Defense (DoD), Internal Revenue Service (IRS), and Patent and Trademark Office (PTO) as well as the expansion of existing contracts. Government Systems revenue represented 32.5% of total revenue in the quarter ended March 31, 2000 compared to 16.0% of total revenue in the quarter ended March 31, 1999.

        - Website revenue was $12.0 million in the first quarter 2000 compared to $12.6 million in the first quarter 1999. The decrease in 2000 was primarily the result of the change in the Company's business focus. Website revenue represented 38.2% of total revenue in 2000 compared to 65.9% of total revenue in 1999.

        COST OF REVENUES. Our cost of revenues consists primarily of the costs of software and software licenses sold to consumer and corporate customers, related credit card processing fees, and the costs of software licenses and software updates provided to U.S. Government agencies.

        Beyond.com's cost of revenues can be categorized into the following three segments:

        - eStore's cost of revenues was $7.8 million in the first quarter 2000 compared to $2.7 million in the first quarter 1999. The increase in 2000 was primarily the result of the addition of new eStore customers, including Compaq Computer, HP Shopping Village, My Software and Symantec.

        - Government Systems cost of revenues was $9.4 million in the first quarter 2000 compared to $2.8 million in the first quarter 1999. The increase in 2000 was primarily the result of the addition of new contracts with U.S. Government agencies, including, the BEP, DoD, IRS, and PTO as well as the expansion of existing contracts.

        - Website cost of revenues was $9.9 million in the first quarter 2000 compared to $10.7 million in the first quarter 1999. The decrease in 2000 was primarily the result of the change in the Company's business focus.

        GROSS MARGIN. Our gross margin (gross profit as a percentage of net revenues) decreased from 15.2% in the first quarter 1999 to 13.3% in the first quarter 2000. This decrease primarily resulted from a higher percentage of lower margin government business in the first quarter of 2000 as compared to the first quarter of 1999.

        RESEARCH AND DEVELOPMENT EXPENSES. Our research and development expenses primarily consist of personnel and other expenses associated with developing and enhancing our websites as well as associated facilities related expenses. Our research and development expenses increased from $1.7 million in the first quarter 1999 to $3.7 million in the first quarter 2000, primarily as a result of an increase in personnel related costs. These expenses increased as a percentage of net revenues from 9.1% in the quarter ended March 31, 1999 to 11.7% in the quarter ended March 31, 2000.

        SALES AND MARKETING EXPENSES. Our sales and marketing expenses consist primarily of costs associated with promoting our websites, including personnel and related expenses. Our sales and marketing expenses increased from $16.6 million in the quarter ended March 31, 1999 to $17.0 million in the quarter ended March 31, 2000. These expenses decreased as a percentage of net revenues from 86.7% in the quarter ended March 31, 1999 to 54.2% in the quarter ended March 31, 2000.

        During the first quarter of 2000, the Company terminated its existing marketing agreements with AOL, CNET, Excite, Yahoo!, and ZDNet for a cost of approximately $10.1 million in termination fees and write-offs associated with prepaid and intangible assets. As a result, the Company is no longer obligated to make payments under these agreements in any future periods.

        GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses consist primarily of personnel expenses, legal and accounting expenses, and corporate facility-related expenses. Our general and administrative expenses increased from $2.3 million in the quarter ended March 31, 1999 to $3.7 million in the quarter ended March 31, 2000. These expenses were constant as a percentage of net revenues of 11.8% in the quarters ended March 31, 1999 and 2000.

        AMORTIZATION OF GOODWILL AND DEFERRED COMPENSATION. Expenses associated with the amortization of goodwill and deferred compensation related to the acquisition of BuyDirect.com in March 1999 and the grant of stock options, increased from $732,000 in the quarter ended March 31, 1999, to $11.5 million in the quarter ended March 31, 2000. This increase was primarily the result of a full quarter of amortization of goodwill related to the acquisition of BuyDirect.com during the first quarter of 2000. We believe it is unlikely that we will generate additional earnings sufficient to recover the amount of goodwill and other intangible assets recorded during the period in which they are amortized.

     RESTRUCTURING. The $13.7 million of restructuring charges recorded in the quarter ended March 31, 2000 were primarily comprised of approximately $10.1 million in termination fees and associated prepaid and intangible assets write-offs related to certain marketing agreements, $2.0 million in employee termination costs, $700,000 for the write-off of excess equipment and facilities consolidation, and $900,000 of other expenses related to the write-off of prepaid royalties and consultation expenses related to the Company's change in business focus. No restructuring charges were recorded in the quarter ended March 31, 1999.

        OTHER EXPENSE, NET. Other expense, net, primarily consists of earnings on our cash and short-term investments, net of interest costs related to our financing obligations. Other expense, net, decreased from $410,000 for the quarter ended March 31, 1999 to $395,000 in the quarter ended March 31, 2000. In the first quarter 2000, interest expense totaling approximately $1,271,000 primarily arose from our 7 1/4% Convertible Subordinated Notes. Interest expense in the first quarter 2000 was offset primarily by interest income totaling approximately $867,000 earned on our cash and short-term investment balances. In the first quarter 1999, interest expense totaling approximately $1,268,000 arose from our 7 1/4% Convertible Subordinated Notes, offset by interest income totaling approximately $858,000 from our cash balances.

        INCOME TAXES. No provision for income taxes has been recorded due to operating losses with no current tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

        From inception through March 31, 2000, we financed our operations primarily through private sales of preferred stock, our initial public offering in June 1998 of 5,750,000 shares of our common stock, our second public offering in April of 1999 of 3,000,000 shares of our common stock, and the sale of convertible notes in November and December 1998. We raised cumulative net cash proceeds totaling $14.8 million through private sales of preferred stock. In June 1998, we received net proceeds of $46.8 million from our initial public offering. We raised an additional $2.0 million at the closing of our initial public offering through the sale of common stock to America Online pursuant to a Common Stock and Warrant Subscription Agreement entered into in March 1998. In November and December 1998, we raised net cash proceeds totaling approximately $63.3 million through the sale of our 7 1/4% Convertible Subordinated Notes. In April 1999 we received net proceeds of $98.5 million from our second public offering.

        As of March 31, 2000, we had approximately $50.1 million of cash compared with $66.3 million at December 31, 1999. We believe that our cash, cash equivalents, and short-term investments at March 31, 2000 will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. Thereafter, we expect that the cash we generate from operations likely will not be sufficient to satisfy our longer term cash needs. We will need significant amounts of cash to make a variety of payments, in the longer term including:

        - payment of the principal and interest on 7 1/4% Convertible Subordinated Notes when due;

        - continued investment in technical infrastructure; and

        - payment of ongoing operating expenses.

        We may need to sell additional equity or debt securities to raise cash to meet these obligations. Such sales likely would result in additional dilution to our stockholders. In addition, we cannot assure that financing will be available in amounts or on terms acceptable to us, if at all.

        We used net cash of $16.8 million in operating activities in the three months ended March 31, 2000. Our cash used in operating activities in the three months ended March 31, 2000 was primarily comprised of the net effect of:

        o a net loss of $45.8 million offset by non-cash charges for depreciation and amortization, including amortization of goodwill and deferred compensation of $12.9 million;

        o a decrease in accounts receivable totaling $7.3 million primarily related to the collection of U.S. Government agency receivables;

        o a decrease in prepaid partnership agreements of approximately $4.1 million associated primarily with write-offs related to the restructuring;

        o       a decrease in accounts payable totaling $4.4 million; and

        o an increase in accrued liabilities associated with the restructuring.

        We received net cash of $22.8 million from investing activities primarily related to sales of short-term investments for the three months ended March 31, 2000.

        We received net cash of $1.0 million in the three months ended March 31, 2000 from financing activities primarily related to proceeds from stock option exercises and employee purchases of the Company's stock.

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

ITEM 7. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) EXHIBITS


       EXHIBIT
       NUMBER                            DESCRIPTION
       ------                            -----------
        27.1    Financial Data Schedule

----------

* Confidential treatment has been requested as to certain portions of this exhibit.

+       To be filed by amendment.

(b)     REPORTS ON FORM 8-K

        None.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Clara, California, on May 12, 2000.

                             BEYOND.COM CORPORATION

                             By            /s/    C. RICHARD NEELY, JR.
                                   --------------------------------------------
                                                C. Richard Neely, Jr.
                                          CFO and Interim President and CEO

                                INDEX TO EXHIBITS


EXHIBIT
 NUMBER                                    DESCRIPTION
 ------                                    -----------
27.1    Financial Data Schedule

----------

* Confidential treatment has been requested as to certain portions of this exhibit.

+       To be filed by amendment.