Form 10-Q/A
period 1998-09-30
BEYOND COM CORP
filed 2000-08-03
CIK 1060531

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

                             BEYOND.COM CORPORATION
                  (formerly known as Software.net Corporation)
          (Exact name of Registrant as specified in its charter)

           Delaware                                                94-3212136
    (State of Incorporation)                         (IRS Employer Identification Number)

3200 Patrick Henry Drive, Santa Clara, California                     95054
(Address of principal executive offices)                            (Zip Code)

Registrant's Telephone Number, including Area Code: (408) 855-3000

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

     The Registrant hereby amends the disclosure contained in Part II, Item 6 of the Registrant's Quarterly Report on Form 10-Q/A, Amendment No. 1 for the period ended September 30, 1998 and to add information in Part II, Item 6. The complete text of such item, as amended, follows.

PART II.  OTHER INFORMATION

          ITEM 6. Exhibits and Reports on Form 8-K

                  (a)  EXHIBITS.

                  EXHIBIT
                  NUMBER                 DESCRIPTION
                  -------                -----------
                  10.1*        Agreement dated as of September 11, 1998, by and
                               between the Registrant and the United States
                               National Imaging and Mapping Agency ( NIMA
                               Contract # N00140-98-D-2139)
                  10.2         Co-hosting Agreement dated as of September 21,
                               1998, by and between the Registrant and Network
                               Associates, Inc.
                  10.3         Web Site Service Agreement dated as of September 21, 1998, by and between the Registrant and Network Associates, Inc.
                  10.4         Electronic Services Distribution Agreement dated as of
                               September 1, 1997, by and between The Registrant and McAfee
                               Software, Inc.
                  27.1*        Financial Data Schedule



*Previously filed as an exhibit to this Registration Statement.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Beyond.com Corporation
                                        f/k/a/ Software.net Corporation
                                        (Registrant)




DATE: August 3, 2000                    BY: /s/ Curtis A. Cluff
                                           ------------------------------------
                                            Curtis A. Cluff
                                            Senior Vice President and
                                            Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit
Number                             Description
-------                            -----------
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