Form 10-Q
period 2000-06-30
BEYOND COM CORP
filed 2000-08-15
CIK 1060531

      FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 14, 2000

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                ----------------

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                 Yes [X] No [ ]

   The number of shares of the registrant's Common Stock, $.001 par value per share, outstanding as of July 31, 2000 was 38,137,210.

===============================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             BEYOND.COM CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                       JUNE 30,      DECEMBER 31,
                                                         2000           1999
                                                     -----------     ------------
                                                     (UNAUDITED)
Current assets:
  Cash and cash equivalents .......................   $  12,217       $  11,539
  Short-term investments ..........................      30,382          54,774
  Accounts receivable, net ........................      20,970          13,843
  Prepaid partnership agreements ..................         845           5,151
  Prepaid expenses and other current assets .......       2,318           3,002
  Cost of deferred revenue ........................      18,892           9,388
                                                      ---------       ---------
Total current assets ..............................      85,624          97,697
Non-current assets:
Property and equipment, net .......................      13,101          13,077
Deposits and other non-current assets .............       7,274           7,373
Goodwill and other intangible assets, net .........      80,626         102,229
                                                      ---------       ---------
Total assets ......................................   $ 186,625       $ 220,376
                                                      =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ................................   $  30,656       $  12,579
  Accrued employee expenses .......................       3,443           2,046
  Other accrued liabilities .......................       5,010           5,468
  Current obligations under capital leases ........          28             118
  Deferred revenue ................................      20,113           9,393
                                                      ---------       ---------
Total current liabilities .........................      59,250          29,604
Non-current obligations under capital leases ......          --              10
Convertible notes payable .........................      63,250          63,250
Stockholders' equity:
  Common stock ....................................     297,710         295,814
  Deferred compensation ...........................        (427)         (1,444)
  Other comprehensive income ......................          44             269
  Accumulated deficit .............................    (233,202)       (167,127)
                                                      ---------       ---------
Total stockholders' equity ........................      64,125         127,512
                                                      ---------       ---------
Total liabilities and stockholders' equity ........   $ 186,625       $ 220,376
                                                      =========       =========

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

            See notes to Condensed Consolidated Financial Statements.

                             BEYOND.COM CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED,             SIX MONTHS ENDED,
                                                   ----------------------------   -------------------------
                                                     JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                                       2000           1999           2000           1999
                                                     --------       --------       --------       --------
 Net revenues ....................................   $ 30,664       $ 26,319       $ 62,003       $ 45,421
 Cost  of revenues ...............................     26,574         22,321         53,736         38,525
                                                     --------       --------       --------       --------
 Gross profit ....................................      4,090          3,998          8,267          6,896
 Operating expenses:
      Research and development ...................      1,517          2,849          5,197          4,580
      Sales and marketing ........................      9,887         20,619         26,879         37,181
      General and administrative .................      3,169          2,631          6,869          4,889
      Goodwill and deferred compensation
        amortization .............................      9,227         12,304         20,713         13,036
      Restructuring ..............................         --             --         13,707             --
                                                     --------       --------       --------       --------
 Total operating expenses ........................     23,800         38,403         73,365         59,686
                                                     --------       --------       --------       --------
 Loss from operations ............................    (19,710)       (34,405)       (65,098)       (52,790)
 Other income (expense), net .....................       (582)           226           (977)          (184)
                                                     --------       --------       --------       --------
 NET LOSS ........................................   $(20,292)      $(34,179)      $(66,075)      $(52,974)
                                                     ========       ========       ========       ========

 Basic and diluted net loss per share ............   $  (0.53)      $  (0.97)      $  (1.75)      $  (1.66)
                                                     ========       ========       ========       ========
 Weighted average shares  outstanding used in
 computing basic and diluted net loss per share ..     38,014         35,283         37,818         31,843
                                                     ========       ========       ========       ========


            See notes to Condensed Consolidated Financial Statements.

                             BEYOND.COM CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                           SIX MONTHS ENDED
                                                                       ------------------------
                                                                       JUNE 30,        JUNE 30,
                                                                         2000           1999
                                                                       --------       ---------
OPERATING ACTIVITIES
Net loss ............................................................. $(66,075)      $ (52,974)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
     Depreciation and amortization ...................................    1,788           1,129
     Common shares issued for employee services ......................    1,039              --
     Goodwill and deferred compensation amortization .................   22,099          13,036
  Changes in assets and liabilities:
     Accounts receivable .............................................   (7,127)         (9,929)
     Prepaid expenses and other current assets .......................    4,990          (4,427)
     Cost of deferred revenue ........................................   (9,504)        (10,518)
     Other noncurrent assets .........................................    1,578            (803)
     Accounts payable ................................................   18,077           6,558
     Accrued employee expenses .......................................    1,397             702
     Other accrued liabilities .......................................     (458)           (821)
     Deferred revenue ................................................   10,720          10,978
                                                                       --------       ---------
       Net cash used in operating activities .........................  (21,476)        (47,069)
INVESTING ACTIVITIES
  Sales (purchases) of short-term investments (net) ..................   23,985         (52,485)
  Costs associated with the acquisition of BuyDirect.com .............       --          (5,839)
  Costs associated with investment in SoftGallery ....................     (995)             --
  Purchases of property and equipment, net ...........................   (1,758)         (4,078)
                                                                       --------       ---------
       Net cash used in investing activities .........................   21,232         (62,402)
FINANCING ACTIVITIES
  Payments under capital leases ......................................     (100)            (45)
  Net proceeds from sale of common stock and exercise of stock
    options ..........................................................    1,022          99,441
       Net cash provided by financing activities .....................      922          99,396
                                                                       --------       ---------
Net (decrease) increase in cash and cash equivalents .................      678         (10,075)
Cash and cash equivalents at beginning of period .....................   11,539          81,548
                                                                       --------       ---------
Cash and cash equivalents at end of period ........................... $ 12,217       $  71,473
                                                                       ========       =========

Supplemental disclosure of non-cash financing activities:
    Common stock issued for acquisition of BuyDirect.com .............       --       $ 120,542
    Common stock issued for investment in SoftGallery ................ $    445              --

            See notes to Condensed Consolidated Financial Statements.

                             BEYOND.COM CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of Management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ending December 31, 1999 filed with the Securities and Exchange Commission.

Note 2 -- Restructuring Costs

   During the quarter ended March 31, 2000, the Company recorded a restructuring charge of $13.7 million. This was a result of a plan to refocus the Company's business from a consumer retail focused company to a business-to-business e-commerce services company. As part of this refocus, the Company reduced its workforce by approximately 75 employees in January 2000, or approximately 20% of its total workforce, and consolidated facilities and disposed of excess capital assets. Additionally, the Company terminated its existing marketing agreements focused on generating consumer sales with AOL, CNET, Excite, Network Associates, Roadrunner, Yahoo! and ZDNet. The restructuring charges were comprised of approximately $10.1 million in termination fees and associated prepaid and intangible assets write-offs related to certain marketing agreements, $2.0 million in employee termination costs, $900,000 for the write-off of prepaid royalties and consultation expenses related to the company's change in business focus, and $700,000 for the write-off of excess equipment and facilities consolidation. The remaining restructuring reserve, included in other accrued liabilities, as of March 31, 2000 of approximately $3.5 million will be drawn down over the next nine months with cash payments related to the termination of marketing agreements and employee severance and benefit costs.

   The following table summarizes the Company's restructuring activities for the three and six months ended June 30, 2000 (in thousands):


                                                       Business
                           Marketing     Severance    Development   Excess
                          Agreements   and Benefits    Expenses    Facilities     Total
                         ---------------------------------------------------------------
Restructuring
  reserve recorded in
  quarter ended March
  31, 2000 .............. $ 10,123       $ 2,002       $ 693       $ 889       $ 13,707
Cash payments ...........   (3,181)       (1,330)         --        (348)        (4,859)
Non-cash charges ........   (4,100)           --        (693)       (541)        (5,334)
                          --------       -------       -----       -----        -------
Reserve balance as
  of March 31, 2000 .....    2,842           672          --          --          3,514
Cash payments ...........   (2,842)         (450)         --          --         (3,292)
                          --------       -------       -----       -----        -------
Reserve balance as
  of June 30, 2000 ...... $     --       $   222       $  --       $  --       $    222
                          ========       =======       =====       =====       ========


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

Note 4 -- SoftGallery SARL

   On October 20, 1999, Beyond.com acquired SoftGallery SARL, a Paris, France based, online software reseller of digitally downloadable software products. Under the terms of the acquisition, Beyond.com issued approximately 48,000 shares of its common stock to SoftGallery stockholders, paid cash of $500,000 and assumed liabilities of $167,000. In addition, Beyond.com was obligated to issue an additional 192,000 shares to SoftGallery stockholders, subject to SoftGallery meeting specific European revenue targets and employment contingencies. The European revenue contingencies were only applicable if Beyond.com met certain marketing and business development commitments in Europe. These shares were to be held in escrow and were to be delivered in various intervals through October 2003 as SoftGallery meets the revenue targets and employment contingencies.

   The common stock issued on the date of the acquisition that was not subject to the revenue targets or employment contingencies was valued at approximately $600,000, based on the closing price on the date of the acquisition. The acquisition was accounted for using the purchase method of accounting. The total purchase price was approximately $1.4 million and included the fair value of the common shares issued of approximately $600,000, a cash payment of $500,000, liabilities assumed of $167,000 and acquisition costs of approximately $100,000. The purchase price was allocated to intangible assets and was being amortized over the estimated useful life of four years. On the date of the acquisition, Beyond.com did not record the value of the contingent consideration to be issued because these amounts were not earned and were subject to the revenue targets and employment contingencies. The value of the remaining shares subject to the revenue targets and employment contingencies were to be recorded as compensation expense as the shares were earned pursuant to the terms of the agreement.

   On April 25, 2000, the Company entered into an agreement to return 80.01% of Beyond.com's ownership of SoftGallery to the previous SoftGallery stockholders. Under the terms of this agreement, Beyond.com issued approximately 177,000 additional shares of its common stock and paid cash of $125,000 to SoftGallery shareholders in order to replace and supercede obligations associated with the original acquisition. Beyond.com's cost basis for its remaining 19.99% investment in SoftGallery is $2.0 million which includes the net cost of the initial purchase of approximately $1.4 million and the additional divestiture cost of approximately $600,000. Beyond.com retained no significant influence over the day-to-day operations of SoftGallery under terms of this agreement. The Company is accounting for its 19.99% investment in SoftGallery under the cost method. The Company has a net investment of approximately $1,553,000 included in deposits and other non-current assets as of June 30, 2000.

Note 5 -- Loss per Share

   Net loss per share is presented in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS
128). If Beyond.com had reported net income, diluted earnings per share for the six months ended June 30, 2000 and 1999 would have included the shares used in the computation of basic and diluted net loss per share as well as additional common equivalent shares related to options to purchase approximately 7,805,477 and 6,962,032 shares of common stock outstanding as of June 30, 2000 and 1999, respectively. In addition, diluted earnings per share for the three and six month periods ended June 30, 2000 and 1999, would have included 3,449,000 additional common equivalent shares related to the convertible notes payable (using the if-converted method).

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

   At June 30, 2000, the Company reported its operations as three segments: eStores, Government Systems and Website Groups. The following table presents net revenues and cost of revenues of the Company's segments for the three and six months ended June 30, 2000. There were no inter-business unit sales or transfers. The Company does not report operating expenses, depreciation and amortization, interest income (expense), income taxes, capital expenditures, or identifiable assets by its industry segments to the Chief Executive Officer. The Company's Chief Executive Officer reviews the revenues from each of the Company's reportable segments, and all of the Company's expenses are managed by and reported to the Chief Executive Officer on a consolidated basis. Net revenues and cost of revenues are as follows (in thousands):

                         Three Months Ended        Six Months Ended
                              June 30,                 June 30,
                        --------------------      --------------------
                          2000        1999         2000          1999
                        -------      -------      -------      -------
Net revenues
eStores ............... $10,595      $ 6,039      $19,772      $ 9,483
Government Systems ....  14,309        4,661       24,501        7,725
Website ...............   5,760       15,619       17,730       28,213
                        -------      -------      -------      -------
Total ................. $30,664      $26,319      $62,003      $45,421
                        =======      =======      =======      =======

Cost of revenues
eStores ............... $ 8,908      $ 5,052      $16,752      $ 7,763
Government Systems ....  13,052        4,311       22,480        7,119
Website ...............   4,614       12,958       14,504       23,643
                        -------      -------      -------      -------
Total ................. $26,574      $22,321      $53,736      $38,525
                        =======      =======      =======      =======


Note 7 -- Recent Accounting Pronouncements

   Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133). SFAS 133 establishes accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 requires all companies to recognize derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after July 1, 2000. The Company is currently assessing the potential impact SFAS 133 will have on the Company's financial statements. However, the Company does not expect that the adoption of SFAS 133 will have a material effect on its financial position or results of operations.

   In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). The Company is required to adopt SAB 101 no later than its quarter ended December 31, 2000. The Company is currently assessing the potential impact SAB 101 will have on the Company's financial statements. However, the Company does not expect that the adoption of SAB 101 will have a material effect on its financial position or results of operations.

Note 8 -- Comprehensive Income

   Accumulated other comprehensive income (loss) presented in the accompanying consolidated balance sheet consists of the accumulated net unrealized gains and losses on available-for-sale marketable securities.

   The components of comprehensive loss for the quarter and six months ended June 30, 2000 and 1999 are as follows (in thousands):

                                       Three Months Ended,            Six Months Ended,
                                     -----------------------      ------------------------
                                     June 30,       June 30,       June 30,       June 30,
                                       2000           1999           2000          1999
                                     --------       --------       --------       --------
Net loss ..........................  $(20,292)      $(34,179)      $(66,075)      $(52,974)

Other comprehensive loss:
  Change in unrealized gain
   (loss) on available-for-sale
   investments ....................       138            139            (70)           139
  Change in unrealized gain
   (loss) on foreign currency
   translation.....................       (94)            --           (155)            --
                                     --------       --------       --------       --------
Comprehensive loss ................  $(20,248)      $(34,040)      $(66,300)      $(52,835)
                                     ========       ========       ========       ========

Note 9 -- Subsequent Event -- Softmat Litigation

   On July 7, 2000, Softmat, LLC ("Softmat") filed a complaint against the Company in the United States District Court, Central District of California, alleging that the Company's merchandising systems for computer software infringes upon a patent held by Softmat. The complaint seeks monetary damages, treble damages, injunctive relief and attorney's fees for willful infringement. The Company has yet to formally respond to Softmat's complaint and has consulted outside counsel and intends to defend Softmat's lawsuit vigorously. However, the litigation is in the preliminary stage, and the Company cannot predict its outcome with any certainty.

Note 10 -- Subsequent Event -- Convertible Note Exchange

   On August 8, 2000 the Company announced an offer to exchange 10 7/8% Convertible Subordinated Notes due December 1, 2003 for the Company's outstanding 7 1/4% Convertible Subordinated Notes due December 1, 2003. The exchange offer commenced on August 9, 2000 and is scheduled to expire on September 6, 2000, unless extended. The exchange offer will be effected on the basis of $2,000 principal amount of exchange notes for each $3,000 principal amount of existing notes validly tendered and accepted for exchange in the exchange offer. The aggregate principal amount of the existing notes is $63.25 million. The exchange notes will be convertible at any time following issuance and prior to maturity, unless previously redeemed, into common stock of Beyond.com Corporation at a conversion price of $2.875 per share. The exchange notes will be redeemable at the option of the Company on or after December 6, 2001, subject to certain conditions, and at the option of the holders in the event of a change in control. The exchange is not expected to be effective until September 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words "believes," "anticipates," "intends," plans," estimates," and similar expressions are forward-looking statements. Such forward-looking statements contained herein include statements relating to the possibility of substantial revenue growth and profit potential; lower future operating expenses and reduced cash obligations and the potential for higher gross margins. Actual results could differ materially from those projected in any forward-looking statements due to the business risks set forth herein under the heading "FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS" and in the other public reports and registration statements filed by the Company with the Securities and Exchange Commission. FOR A MORE DETAILED DISCUSSION OF THESE AND OTHER RISKS, SEE OUR ANNUAL REPORT FILED ON FORM 10-K/A PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DATED MAY 1, 2000, WITH THE COMMISSION.

Overview

   At the end of the third quarter of 1999, Beyond.com made a strategic decision to refocus the Company's business from a consumer retail focused company to a business-to-business e-commerce services company. With this new direction, we plan to focus our resources and expertise in two areas that we believe have substantial revenue growth and profit potential: our eStore and Government Systems Groups. While we will still sell software and computer related products via the Beyond.com website, we do not intend to spend significant advertising dollars or company resources to attract new customers to the website as we have done in the past. Notwithstanding our recent shift in focus, we intend to continue to reassess our business and it is possible that, under certain circumstances, portions of our business may be sold or discontinued to enable us to strategically focus on our eStore Group. As part of this refocus, we reduced our workforce by approximately 75 employees in January 2000, or approximately 20% of our total workforce, and consolidated facilities and disposed of excess capital assets. Additionally, we terminated our marketing agreements focused on generating consumer sales with AOL, CNET, Excite, Yahoo!, Roadrunner and ZDNet at a cost of approximately $10.1 million in termination fees and associated prepaid and intangible assets write-offs. We recorded a restructuring charge of $13.7 million in the first quarter of 2000. Management expects the workforce reduction, facilities consolidation, and termination of marketing agreements will lower future operating expenses and reduce cash obligations for the remainder of fiscal 2000.

eStore Group

   Beyond.com's eStore Group allows software publishers, hardware manufacturers and systems OEMs to launch a full-service Web store at a substantially lower total cost than they would incur if they had developed a similar system internally. Businesses can choose from an array of services, including website design and construction, transaction processing, physical and electronic order fulfillment, customer support, marketing, merchandising support, fraud management, tax payment, currency conversion and reporting. Our current eStore customers include CADopia, Compaq Computer, Executive Software, HP Shopping Village (a subsidiary of Hewlett Packard), Inprise/Borland, McAfee.com, Microsoft, Palm Computing, Symantec, Systran Software, and Telex.

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

Government Systems Group

   Beyond.com's Government Systems Group provides digitally downloadable software and related services to a growing list of U.S. Government agencies including the Internal Revenue Service, Office of the Comptroller of the Currency, Bureau of Engraving and Printing, Office of Thrift Supervision, Defense Logistics Agency, National Imagery and Mapping Agency, Patent and Trademark Office, and the Department of Defense.

Website

   Beyond.com's online store (www.beyond.com), offers customers a comprehensive selection of software and computer related products, customer reviews, customer service, and competitive prices. We deliver software to customers by physically delivering the shrink-wrap software package, or over the Internet via digital download.

   Each year since inception, Beyond.com has incurred significant net losses. These annual net losses have increased from $5.5 million in 1997, to $31.1 million in 1998, to $124.8 million in 1999. For the six months ended June 30, 2000 our net loss was $66.1 million. We anticipate our operating expenses will decrease from 1999 levels in the remainder of fiscal 2000 as a result of our restructuring activities in the first quarter of 2000, lower headcount, reduced advertising and business model transition. However, our de-emphasis on advertising to promote our brand and our reallocation of resources to the eStore Group could result in dramatically reduced revenues and increased losses, if the market does not accept our eStore product, or if sales of our eStore product grow at a slower pace than we expect.

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

   As we currently have relatively low gross margins, our ability to become profitable given our planned expenses depends on our ability to generate and sustain higher net revenues. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. We do not expect to achieve operating "break even" until at least the fourth quarter of 2002. We base our current and future expense levels, which are largely fixed, on our operating plans and estimates of future revenues. In view of the rapidly evolving nature of our business and our limited operating history, we have little experience forecasting our revenues. Therefore, we believe that period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely upon them as an indication of our future performance. If we cannot achieve and sustain operating profitability or positive cash flows from operations, we may be unable to meet our debt service obligations or working capital requirements, which would adversely effect our business and cause us to go out of business.


RESULTS OF OPERATIONS FOR THE QUARTER AND SIX MONTHS ENDED JUNE 30, 2000 AND
1999

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

   Beyond.com's revenues can be categorized into the following three segments:

   eStore revenue was $10.6 million in the quarter ended June 30, 2000, compared to $6.0 million in the quarter ended June 30, 1999. The increase was primarily the result of the addition of a number of new eStore customers, including CADopia, Compaq Computer, Executive Software, HP Shopping Village, Inprise/Borland, Microsoft, Palm Computing, Systran, Telex and Symantec, and the fact that our eStore service was relatively new in 1999. eStore revenue represented 34.6% of total revenue in the second quarter 2000 compared to 22.9% of total revenue in the second quarter 1999.

   eStore revenue was $19.8 million in the six months ended June 30, 2000, compared to $9.5 million in the six months ended June 30, 1999. The increase was primarily the result of the addition of a number of new eStore customers, including CADopia, Compaq

Computer, Executive Software, HP Shopping Village, Inprise/Borland, Microsoft, Palm Computing, Systran, Telex and Symantec, and the fact that our eStore service was relatively new in 1999.

   Government Systems revenue was $14.3 million in the quarter ended June 30, 2000 compared to $4.7 million in the quarter ended June 30, 1999. The increase in 2000 was primarily the result of the expansion of existing U.S. Government agency contracts, including the Defense Logistics Agency, Internal Revenue Service, and Patent and Trademark Office contracts. Government Systems revenue represented 46.7% of total revenue in the quarter ended June 30, 2000 compared to 17.7% of total revenue in the quarter ended June 30, 1999.

   Government Systems revenue was $24.5 million in the six months ended June 30, 2000 compared to $7.7 million in the six months ended June 30, 1999. The increase in 2000 was primarily the result of the expansion of existing U.S. Government agency contracts, including the Defense Logistics Agency, Internal Revenue Service, and Patent and Trademark Office contracts.

   Website revenue was $5.8 million in the quarter ended June 30, 2000 compared to $15.6 million in the quarter ended June 30, 1999. The decrease in 2000 was primarily the result of the change in our business focus. Website revenue represented 18.8% of total revenue in the second quarter 2000 compared to 59.3% of total revenue in the second quarter 1999.

   Website revenue was $17.7 million in the six months ended June 30, 2000 compared to $28.2 million in the six months ended June 30, 1999. The decrease in 2000 was primarily the result of the change in our business focus.

   COST OF REVENUES. Our cost of revenues consists primarily of the costs of software and software licenses sold to consumer and corporate customers, related credit card processing fees, and the costs of software licenses and software updates provided to U.S. Government agencies.

   Beyond.com's cost of revenues can be categorized into the following three segments:

   eStore's cost of revenues was $8.9 million in the quarter ended June 30, 2000 compared to $5.1 million in the quarter ended June 30, 1999. The increase in 2000 was primarily the result of the addition of a number of new eStore customers including CADopia, Compaq Computer, Executive Software, HP Shopping Village, Inprise/Borland, Microsoft, Palm Computing, Systran, Telex and Symantec; and the fact that our eStore service was relatively new in 1999.

   eStore's cost of revenues was $16.8 million in the six months ended June 30, 2000 compared to $7.8 million in the six months ended June 30, 1999. The increase in 2000 was primarily the result of the addition of a number of new eStore customers including CADopia, Compaq Computer, Executive Software, HP Shopping Village, Inprise/Borland, Microsoft, Palm Computing, Systran, Telex and Symantec; and the fact that our eStore service was relatively new in 1999.

   Government Systems cost of revenues was $13.1 million in the quarter ended June 30, 2000 compared to $4.3 million in the quarter ended June 30, 1999. The increase in 2000 was primarily the result of the expansion of existing U.S. Government agency contracts, including the Defense Logistics Agency, Internal Revenue Service, and Patent and Trademark Office contracts.

   Government Systems cost of revenues was $22.5 million in the six months ended June 30, 2000 compared to $7.1 million in the six months ended June 30, 1999. The increase in 2000 was primarily the result of the expansion of existing U.S. Government agency contracts, including the Defense Logistics Agency, Internal Revenue Service, and Patent and Trademark Office contracts.

   Website cost of revenues was $4.6 million in the quarter ended June 30, 2000 compared to $13.0 million in the quarter ended June 30, 1999. The decrease in 2000 was primarily the result of the change in business focus.

   Website cost of revenues was $14.5 million in the six months ended June 30, 2000 compared to $23.6 million in the six months ended June 30, 1999. The decrease in 2000 was primarily the result of the change in our business focus.

   GROSS MARGIN. Our gross margin (gross profit as a percentage of net revenues) decreased from 15.2% in the quarter ended June 30, 1999 to 13.3% in the quarter ended June 30, 2000. This decrease primarily resulted from an increase in lower margin government business during 2000.

   Our gross margin (gross profit as a percentage of net revenues) decreased from 15.2% in the six months ended June 30, 1999 to 13.3% in the six months ended June 30, 2000. This decrease primarily resulted from an increase in lower margin government business during 2000.

   RESEARCH AND DEVELOPMENT EXPENSES. Our research and development expenses primarily consist of personnel and other expenses associated with developing and enhancing our websites as well as associated facilities related expenses. Our research and development expenses decreased from $2.8 million in the quarter ended June 30, 1999 to $1.5 million in the quarter ended June 30, 2000, primarily as a result of a decrease in personnel related costs. These expenses also decreased as a percentage of net revenues from 10.8% in the quarter ended June 30, 1999 to 4.9% in the quarter ended June 30, 2000.

   Our research and development expenses increased from $4.6 million in the six months ended June 30, 1999 to $5.2 million in the six months ended June 30, 2000, primarily as a result of an increase in personnel related costs. These expenses decreased as a percentage of net revenues from 10.1% in the six months ended June 30, 1999 to 8.4% in the six months ended June 30, 2000.

   SALES AND MARKETING EXPENSES. Our sales and marketing expenses consist primarily of costs associated with promoting our eStore and Government Systems Groups, including personnel and related expenses. Our sales and marketing expenses decreased from $20.6 million in the quarter ended June 30, 1999 to $9.9 million in the quarter ended June 30, 2000, primarily as a result of the cancellation of marketing agreements in Q1 2000. These expenses also decreased as a percentage of net revenues from 78.3% in the quarter ended June 30, 1999 to 32.2% in the quarter ended June 30, 2000.

   During the first quarter of 2000 the Company terminated its existing marketing agreements with AOL, CNET, Excite, Yahoo!, and ZDNet for a cost of approximately $10.1 million in termination fees and write-offs associated prepaid and intangible assets. As a result, the Company is no longer obligated to make payments under these agreements in any future periods.

   Our sales and marketing expenses decreased from $37.2 million in the six months ended June 30, 1999 to $26.9 million in the six months ended June 30, 2000, primarily as a result of the cancellation of marketing agreements in the first quarter of 2000. These expenses also decreased as a percentage of net revenues from 81.9% in the six months ended June 30, 1999 to 43.4% in the six months ended June 30, 2000.

   GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses consist primarily of personnel expenses, legal and accounting expenses, and corporate facility-related expenses. Our general and administrative expenses increased from $2.6 million in the quarter ended June 30, 1999 to $3.2 million in the quarter ended June 30, 2000, primarily as a result of an increase in personnel related costs. These expenses increased as a percentage of net revenues from 10.0% in the quarter ended June 30, 1999 to 10.3% in the quarter ended June 30, 2000.

   Our general and administrative expenses increased from $4.9 million in the six months ended June 30, 1999 to $6.9 million in the six months ended June 30, 2000. These expenses increased as a percentage of net revenues from 10.8% in the six months ended June 30, 1999 to 11.1% in the six months ended June 30, 2000.

   AMORTIZATION OF GOODWILL AND DEFERRED COMPENSATION. Expenses associated with the amortization of goodwill and deferred compensation related to the acquisition of BuyDirect.com in March 1999 and the grant of stock options, decreased from $12.3 million in the quarter ended June 30, 1999, to $9.2 million in the quarter ended June 30, 2000. This decrease was primarily the result of assets with a one year life that have been fully amortized. We believe it is unlikely that we will generate additional earnings sufficient to recover the amount of goodwill and other intangible assets recorded during the period in which they are amortized.

   Expenses associated with the amortization of goodwill and deferred compensation related to the acquisition of BuyDirect.com in March 1999 and the grant of stock options, increased from $13.0 million in the six months ended June 30, 1999, to $20.7 million in the six months ended June 30, 2000. This increase was primarily the result of two full quarters of amortization of goodwill in the fiscal 2000 period. We believe it is unlikely that we will generate additional earnings sufficient to recover the amount of goodwill and other intangible assets recorded during the period in which they are amortized.

   OTHER EXPENSE, NET. Other expense, net, primarily consists of earnings on our cash and short-term investments, net of interest costs related to our financing obligations. Other expense, net, decreased from net income of $226,000 for the quarter ended

June 30, 1999 to a net expense of $582,000 in the quarter ended June 30, 2000. In the quarter ended June 30, 2000, interest expense totaling approximately $1,270,000 primarily arose from our 7 1/4% Convertible Subordinated Notes. Interest expense in the quarter ended June 30, 2000 was offset partially by interest income totaling approximately $688,000 earned on our cash and short-term investment balances. In the second quarter 1999, interest expense totaling approximately $1,272,000 arose from our 7 1/4% Convertible Subordinated Notes, offset by interest income totaling approximately $1,502,000 from our cash balances.

   Other expense, net, primarily consists of earnings on our cash and short-term investments, net of interest costs related to our financing obligations. Other expense, net, increased from a net expense of $184,000 for the six months ended June 30, 1999 to a net expense of $977,000 in the six months ended June 30, 2000. In the six months ended June 30, 2000, interest expense totaling approximately $2.5 million primarily arose from our 7 1/4% Convertible Subordinated Notes. Interest expense in the six months ended June 30, 2000 was offset partially by interest income totaling approximately $1.6 million earned on our cash and short-term investment balances. In the six months ended 1999, interest expense totaling approximately $2.5 million arose from our 7 1/4% Convertible Subordinated Notes, offset by interest income totaling approximately $2.4 million from our cash balances.

   INCOME TAXES. No provision for income taxes has been recorded due to operating losses with no current tax benefit.


LIQUIDITY AND CAPITAL RESOURCES

   From inception through June 30, 2000, we financed our operations primarily through private sales of preferred stock, our initial public offering in June 1998 of 5,750,000 shares of our common stock, our second public offering in April of 1999 of 3,000,000 shares of our common stock, and the sale of convertible notes in November and December 1998. We raised cumulative net cash proceeds totaling $14.8 million through private sales of preferred stock. In June 1998, we received net proceeds of $48.8 million from our initial public offering and a concurrent sale of common stock to America On-Line. In 1998, we also raised net cash proceeds totaling approximately $63.3 million through the sale of our 7 1/4% Convertible Subordinated Notes. In April 1999 we received net proceeds of $98.5 million from our second public offering.

   As of June 30, 2000, we had approximately $42.6 million of cash, cash equivalents, and short-term investments compared with $66.3 million at December 31, 1999. We believe that our cash, cash equivalents, and short-term investments at June 30, 2000 will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next seven to nine months. Thereafter, we expect that the cash we generate from operations likely will not be sufficient to satisfy our longer term cash needs. We will need significant amounts of cash to make a variety of payments, in the longer term including:

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

   We used net cash of $21.5 million in operating activities in the six months ended June 30, 2000. Our cash used in operating activities in the six months ended June 30, 2000 was primarily comprised of the net effect of:

   o a net loss of $66.1 million offset by non-cash charges for depreciation and amortization, including amortization of goodwill and deferred compensation of $22.1 million;

   o an increase in accounts receivable totaling $7.1 million primarily related to the U.S. Government agency receivables;

   o a decrease in prepaids of approximately $5.0 million associated primarily with support contract renewals; and

   o  an increase in accounts payable totaling $18.1 million.

   We received net cash of $21.2 million from investing activities primarily related to sales of short-term investments for the six months ended June 30, 2000.

   We received net cash of $922,000 in the six months ended June 30, 2000 from financing activities primarily related to proceeds from stock option exercises and employee purchases of the Company's stock.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

   This quarterly report on Form 10-Q contains forward looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward looking statements as a result of such factors, including those set forth below.

POTENTIAL DELISTING OF OUR COMMON STOCK BY NASDAQ

     Our common stock trades on the Nasdaq National Market which has alternative compliance requirements for continued listing of common stock. The requirements affecting us include (i) a minimum closing bid price of at least $5.00 per share, or (ii) net tangible assets of at least $4,000,000. At June 14, 2000, our common stock had traded below $5.00 for more than 20 consecutive trading days. Similarly, at June 14, 2000, our net tangible assets were less than $4,000,000. On June 14, 2000, we received a letter from Nasdaq indicating that unless the minimum bid price for our common stock returned to at least $5.00 per share for at least 10 consecutive trading days prior to September 12, 2000, our shares will be delisted from the Nasdaq National Market on September 14, 2000. Thus, if we cannot meet the preceding test, or if we cannot raise our net tangible assets to at least $4,000,000 by September 12, 2000, our shares could be delisted from Nasdaq National Market on September 14, 2000, if we do not file an appeal. The result of delisting from the Nasdaq National Market could be a reduction in the liquidity of any investment in our common stock, the existing notes, or the exchange notes. Delisting could also reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically. This lack of liquidity also makes it more difficult for us to raise capital in the future.

IF WE DO NOT SECURE ADDITIONAL CAPITAL TO FUND OUR BUSINESS WE WILL BE UNABLE TO CONTINUE OUR OPERATIONS

     We require substantial working capital to fund our business in the near and longer term. We expect operating losses and negative cash flow to continue for the foreseeable future. We will have to raise additional funds to finance our operations and to make interest payments to holders of our existing notes and exchange notes. We may elect to seek additional funds at any time. The actual amount and timing of our longer-term future capital requirements may differ materially from our estimates. In particular, our estimates may be inaccurate as a result of changes and fluctuations in our revenues, operating costs and development expenses.

     Our revenues and costs depend upon factors that we cannot control. These factors include changes in technology and regulations, increased competition and factors such as Web integrity, seasonality, and performance by third parties in connection with our operations. Because of these factors, our actual revenues and costs are uncertain and may vary considerably. These variations may significantly affect our future need for capital. We may be unable to raise financing sufficient for our needs, either on suitable terms or at all. If this should occur, we will be unable to continue operating.

OUR LIMITED EXPERIENCE MAKES IT DIFFICULT TO ASSESS WHETHER WE CAN SUCCESSFULLY IMPLEMENT OUR NEW BUSINESS MODEL

     Historically, our business has focused primarily on the online resale of commercial off-the-shelf computer software to consumers, small businesses and large enterprises. We recently refocused our business from a consumer oriented business model to an e-commerce services provider model that we refer to as our eStore Group. We must launch and operate our eStore business model successfully and generate adequate revenue and gross margin to replace an expected decrease in revenue we may incur in the consumer market as we scale back on our consumer marketing efforts. We have limited experience in operating our eStore business and cannot give any assurances that we will be able to successfully build this business.

IF WE DO NOT OBTAIN SUBSTANTIAL AMOUNTS OF CAPITAL FOR DEBT SERVICE, WE MAY NOT BE ABLE TO REPAY OUR CONVERTIBLE SUBORDINATED NOTES IN 2003

     By selling the convertible subordinated notes in November and December 1998, we incurred $63,250,000 principal amount of indebtedness. Unless we are able to successfully secure additional financing, we will not have sufficient cash to fund scheduled payments of principal and interest on our notes. We will not be able to meet these cash requirements out of cash flow from operations. We also may be unable to obtain alternative financing. A lack of adequate financing may adversely affect our ability to:

     - respond to changing business and economic conditions;

     - make future acquisitions;

     - absorb negative operating results; or

     - fund capital expenditures or increased working capital requirements.

     We could attempt to refinance our outstanding notes if our cash flow from operations is insufficient to repay them at maturity. However, a refinancing might not be available on terms acceptable to us, or at all. If we fail to make necessary payments on the notes, we will be in default under the terms of the notes, and may also be in default under agreements controlling our other indebtedness, if any. Any default by us under the notes or on other indebtedness would adversely affect our financial condition and operations.

IF WE DO NOT SUCCESSFULLY EXECUTE OUR NEW ESTORE BUSINESS STRATEGY, OUR BUSINESS WILL SUFFER

     We must successfully execute our new eStore strategy. This entails adding significant new eStore clients in the software and computer peripherals markets while adding additional high margin services that are valued by our customers. In addition, we must successfully maintain the Beyond.com brand. We cannot be certain that we can accomplish these objectives or that our business strategy will be successful.

IF WE DECIDE TO DISCONTINUE OUR ONLINE STORE, OUR BUSINESS MAY SUFFER

     As part of the implementation of our new strategy to focus on our eStore Group, we may decide that it is in our best interests to discontinue the operation of our online store. We cannot predict with any certainty if our focus on our eStore Group and the discontinuance of our online store will be profitable. If our financial projections regarding the discontinuance of our online store are not attained, our business may suffer.

WE DEPEND ON THE CONTINUED SERVICE OF KEY PERSONNEL WHOSE EXPERTISE WOULD BE DIFFICULT TO REPLACE AND WE MAY BE UNABLE TO RETAIN QUALIFIED PERSONNEL IN THE FUTURE

     Our future success depends on the continued service and performance of our senior management and other key personnel, particularly William S. McKiernan, Chairman of our Board of Directors and Ronald S. Smith, our Chief Executive Officer, subject to approval of his visa application. We have recently experienced the loss of some senior executive officers and anticipate we may lose more members of our management team in the near future. Ronald S. Smith, John Barratt and Bonnie Charboneau-Fowler have accepted positions with us and our board of directors has approved their respective appointments as President and Chief Executive Officer, Senior Vice President and Chief Operating Officer and Vice President, Business Operations. However, Messrs. Smith and Barratt and Ms. Charboneau-Fowler are not U.S. citizens and their employment with us is subject to the approval of their visa applications to the U.S. Immigration and Naturalization Service or similar governmental requirements in order to be permitted to work in the U.S. If our key employees are denied permission to work in the U.S., our business may suffer. Competition for qualified management personnel is intense, particularly in the Silicon Valley area, and we may be unable to successfully attract, assimilate, or retain sufficiently qualified personnel in the future.

WE ANTICIPATE SIGNIFICANT OPERATING LOSSES AND NEGATIVE CASH FLOW WHICH MAY CAUSE US TO GO OUT OF BUSINESS

     We expect significant operating losses and negative cash flow to continue for the foreseeable future. Because we have planned expenses and relatively low gross margins, our ability to become profitable depends on our ability to generate and sustain higher net revenues. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

     We base our current and future expense levels, which are largely fixed, on our operating plans and estimates of future revenues. We find sales and operating results difficult to forecast, because they generally depend on the volume and timing of the orders we receive. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. A shortfall in revenues will significantly harm our business and operating results. In view of the rapidly evolving nature of our business, proposed and possible future acquisitions, we have difficulty forecasting our revenues. Therefore, we believe that period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely upon them as an indication of our future performance. If we cannot achieve and sustain operating profitability or positive cash flow from operations, we may be unable to meet our debt service obligations or working capital requirements, which would adversely affect our business and may cause us to go out of business.

WE HAVE INCURRED NET LOSSES SINCE INCEPTION AND EXPECT TO INCUR NET LOSSES FOR THE FORESEEABLE FUTURE

     Because we have refocused our business model to an e-commerce services provider model from a consumer oriented business model, our prior operating history does not provide meaningful information upon which you may evaluate our business and prospects. We incurred net losses of approximately $229.5 million from inception of our business in 1994 through June 30, 2000. As of June 30, 2000, we had an accumulated deficit of approximately $233.2 million. We expect to continue to incur significant net operating losses for the foreseeable future.

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

WE ARE SUBJECT TO A PENDING LEGAL PROCEEDING

     On July 7, 2000, Softmat, LLC filed a complaint against us in the United States District Court, Central District of California, alleging that our merchandising systems for computer software infringes a patent held by Softmat. The complaint seeks monetary damages, treble damages, injunctive relief and attorney's fees for willful infringement. We have yet to formally respond to Softmat's complaint. We have consulted outside counsel and we intend to defend Softmat's lawsuit vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome with any certainty. The litigation process is inherently uncertain. Patent litigation is particularly complex and can extend for a protracted time, which can substantially increase the cost of such litigation. This litigation has also diverted and is expected to continue to divert the efforts and attention of some of our key management and technical personnel. Thus, regardless of the eventual outcome, our defense of this litigation may be costly and time consuming. Should the outcome of the litigation be adverse to us, we could be required to pay significant monetary damages and could be enjoined from selling those of our products that infringe Softmat's patent unless we are able to negotiate a license from Softmat. In the event we obtain a license from Softmat, we would likely be required to make royalty payments with respect to sales of our products covered by the license. Any such payments would increase our cost of revenues and reduce our gross profit. If we are required to pay significant monetary damages, are enjoined from selling any of our products or are required to make substantial royalty payments pursuant to any such license agreement, our business would be significantly harmed.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On July 7, 2000, Softmat, LLC filed a complaint against us in the United States District Court, Central District of California, alleging that our merchandising systems for computer software infringes a patent held by Softmat. The complaint seeks monetary damages, treble damages, injunctive relief and attorney's fees for willful infringement. We have yet to formally respond to Softmat's complaint. We have consulted outside counsel and we intend to defend Softmat's lawsuit vigorously. However, the litigation is in the preliminary stage, and we cannot predict its outcome with any certainty.

ITEM 2. CHANGES IN SECURITIES -- NOT APPLICABLE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES -- NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS-- NOT APPLICABLE

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

ITEM 7. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Exhibits

   Exhibit
    Number                         Description
   --------                        -----------
    10.1       Contract dated June 16, 1999 between registrant and Intellisys
               Technology Corporation (incorporated by reference to the Company's registration statement on Form S-3, file no. 333-39024).

    10.2       Amended and Restated Electronic Software Reseller/Website Services
               Agreement dated May 17, 1999, between Beyond.com Corporation and
               Network Associates Inc. (incorporated by reference to the Company's registration statement on Form S-3, file no. 333-39024).

    10.3       Offer letter for Ronald S. Smith

    10.4       Offer letter for Curtis A. Cluff

    10.5       Offer letter for John P. Barrett

    10.6       Offer letter for Bonnie Charbonneau-Fowler

    27.1       Financial Data Schedule


(b) REPORTS ON FORM 8-K

   None.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Clara, California, on August 14, 2000.

                                   BEYOND.COM CORPORATION

                                   By     /s/ CURTIS A. CLUFF
                                     -----------------------------------
                                               Curtis A. Cluff
                                        Senior Vice President and CFO

                                INDEX TO EXHIBITS

   EXHIBIT
    NUMBER                         DESCRIPTION
   -------                         -----------
    10.1       Contract dated June 16, 1999 between registrant and Intellisys
               Technology Corporation (incorporated by reference to the Company's registration statement on Form S-3, file no. 333-39024).

    10.2       Amended and Restated Electronic Software Reseller/Website Services
               Agreement dated May 17, 1999, between Beyond.com Corporation and
               Network Associates Inc. (incorporated by reference to the Company's registration statement on Form S-3, file no. 333-39024).

    10.3       Offer letter for Ronald S. Smith

    10.4       Offer letter for Curtis A. Cluff

    10.5       Offer letter for John P. Barrett

    10.6       Offer letter for Bonnie Charbonneau-Fowler

    27.1       Financial Data Schedule