Form 10-Q
period 2000-09-30
BEYOND COM CORP
filed 2000-11-14
CIK 1060531

     FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 14, 2000
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                    FORM 10-Q
                                 ---------------


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

                         COMMISSION FILE NUMBER 0-24457

                             BEYOND.COM CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                 7375                            94-3212136
(STATE OR OTHER JURISDICTION OF         (PRIMARY STANDARD INDUSTRIAL             (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)           CLASSIFICATION CODE NUMBER)          IDENTIFICATION NUMBER)

                            3200 PATRICK HENRY DRIVE
                          SANTA CLARA, CALIFORNIA 95054
                                 (408) 855-3000
       (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA
               CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    The number of shares of the registrant's Common Stock, $.001 par value per share, outstanding as of October 31, 2000 was 40,715,948.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             BEYOND.COM CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                           SEPTEMBER 30,     DECEMBER 31,
                                                                2000             1999
                                                           ------------      ------------
                                                            (UNAUDITED)
Current assets:
  Cash and cash equivalents ...........................      $  14,483       $  11,539
  Short-term investments ..............................             --          54,774
  Accounts receivable, net ............................         19,327          13,843
  Prepaid partnership agreements ......................            686           5,151
  Prepaid expenses and other current assets ...........          1,950           3,002
  Cost of deferred revenue ............................         13,061           9,388
                                                             ---------       ---------
          Total current assets ........................         49,507          97,697
Non-current assets:
Property and equipment, net ...........................         13,037          13,077
Deposits and other non-current assets .................          9,477           7,373
Goodwill and other intangible assets, net .............         71,517         102,229
                                                             ---------       ---------
          Total assets ................................      $ 143,538       $ 220,376
                                                             =========       =========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ....................................      $  12,846       $  12,579
  Accrued employee expenses ...........................          3,266           2,046
  Other accrued liabilities ...........................          4,294           5,468
  Current obligations under capital leases ............             --             118
  Deferred revenue ....................................         14,199           9,393
                                                             ---------       ---------
          Total current liabilities ...................         34,605          29,604
Non-current obligations under capital leases ..........             --              10
Convertible notes payable .............................         17,514          63,250
Stockholders' equity:
  Common stock ........................................        298,739         295,814
  Deferred compensation ...............................           (167)         (1,444)
  Other comprehensive income ..........................            (95)            269
  Accumulated deficit .................................       (207,058)       (167,127)
                                                             ---------       ---------
Total stockholders' equity ............................         91,419         127,512
                                                             ---------       ---------
Total liabilities and stockholders' equity ............      $ 143,538       $ 220,376
                                                             =========       =========

Note: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

            See notes to Condensed Consolidated Financial Statements.

                             BEYOND.COM CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                      THREE MONTHS ENDED,               NINE MONTHS ENDED,
                                                                ------------------------------    ------------------------------
                                                                SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                                    2000             1999             2000              1999
                                                                -------------    -------------    -------------    -------------
Net revenues .................................................    $ 29,082         $ 36,599         $ 91,085         $  82,020
  Cost of revenues ...........................................      25,013           32,285           78,749            70,809
                                                                  --------         --------         --------         ---------
  Gross profit ...............................................       4,069            4,314           12,336            11,211
  Operating expenses:
     Research and development ................................       1,548            2,523            6,745             7,103
     Sales and marketing .....................................       8,450           24,178           35,329            61,359
     General and administrative ..............................       2,452            3,500            9,321             8,390
     Goodwill and deferred compensation
       amortization ..........................................       9,128           12,069           29,841            25,105
     Restructuring ...........................................          --               --           13,707                --
                                                                  --------         --------         --------         ---------
          Total operating expenses ...........................      21,578           42,270           94,943           101,957
                                                                  --------         --------         --------         ---------
  Loss from operations .......................................     (17,509)         (37,956)         (82,607)          (90,746)
  Other income (expense), net ................................      (1,523)             174           (2,500)              (10)
                                                                  --------         --------         --------         ---------
  Loss before extraordinary item .............................     (19,032)         (37,782)         (85,107)          (90,756)
  Extraordinary gain on debt exchange ........................      45,176               --           45,176                --
                                                                  --------         --------         --------         ---------
  NET INCOME (LOSS) ..........................................    $ 26,144         $(37,782)        $(39,931)        $ (90,756)
                                                                  ========         ========         ========         =========
  Basic and diluted net income (loss) per share ..............    $   0.68         $  (1.05)        $  (1.06)        $   (2.73)
                                                                  ========         ========         ========         =========
  Weighted average shares outstanding used in
     computing basic and diluted per share amounts ...........      38,243           36,042           37,798            33,259
                                                                  ========         ========         ========         =========

            See notes to Condensed Consolidated Financial Statements.

                             BEYOND.COM CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           NINE MONTHS ENDED,
                                                                                     -----------------------------
                                                                                     SEPTEMBER 30,   SEPTEMBER 30,
                                                                                         2000            1999
                                                                                     -------------  --------------
OPERATING ACTIVITIES
Net loss..........................................................................   $  (39,931)    $   (90,756)
  Adjustments to reconcile net loss to net cash used in operating activities:

     Depreciation and amortization................................................        3,313           1,925
     Accretion....................................................................          556              --
     Common shares issued for employee services...................................        1,147              --
     Extraordinary gain on debt exchange..........................................      (45,176)             --
     Amortization of intangible assets and deferred compensation..................       31,228          25,105
  Changes in assets and liabilities:
     Accounts receivable..........................................................       (5,484)         (4,015)
     Prepaid expenses and other current assets....................................        5,517         (10,026)
     Cost of deferred revenue.....................................................       (3,673)         (8,205)
     Other noncurrent assets......................................................        1,368          (2,379)
     Accounts payable.............................................................          267          (3,265)
     Accrued employee expenses....................................................        1,220           1,190
     Other accrued liabilities....................................................       (1,174)            704
     Deferred revenue.............................................................        4,806           7,836
                                                                                     ----------     -----------
          Net cash used in operating activities...................................      (46,016)        (81,886)
INVESTING ACTIVITIES
  Sales (purchases) of short-term investments, net................................       54,228         (57,798)
  Costs associated with the acquisition of BuyDirect.com..........................           --          (5,849)
  Costs associated with investment in SoftGallery.................................       (1,004)             --
  Purchases of property and equipment, net........................................       (3,035)         (6,504)
                                                                                     ----------     -----------
          Net cash provided by (used in) investing activities.....................       50,189         (70,151)
FINANCING ACTIVITIES
  Payments under capital leases...................................................         (128)            (92)
  Costs related to debt exchange..................................................       (2,168)             --
  Net proceeds from sale of common stock and exercise of stock options............        1,067          99,674
                                                                                     ----------     -----------
          Net cash provided by (used in) financing activities.....................       (1,229)         99,582
                                                                                     -----------    -----------
Net (decrease) increase in cash and cash equivalents..............................        2,944         (52,455)
Cash and cash equivalents at beginning of period..................................       11,539          81,548
                                                                                     ----------     -----------
Cash and cash equivalents at end of period........................................   $   14,483     $    29,093
                                                                                     ==========     ===========
Supplemental disclosure of non-cash financing activities:
     Common stock issued for acquisition of BuyDirect.com.........................           --     $   120,542
     Common stock issued for investment in SoftGallery............................   $      445              --
     Issuance of stock for convertible debt.......................................        1,116              --

            See notes to Condensed Consolidated Financial Statements.

                             BEYOND.COM CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of Beyond.com Corporation ("Beyond" or the "Company") management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K and 10-K/A for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

NOTE 2 -- RESTRUCTURING COSTS

    During the quarter ended March 31, 2000, the Company recorded a restructuring charge of $13.7 million. This was a result of a plan to refocus the Company's business from a consumer retail focused company to a business-to-business e-commerce services company. As part of this refocus, the Company reduced its workforce by approximately 75 employees in January 2000, or approximately 20% of its total workforce, consolidated facilities and disposed of excess capital assets. Additionally, the Company terminated its existing marketing agreements focused on generating consumer sales with AOL, CNET, Excite, Network Associates, Roadrunner, Yahoo! and ZDNet. The restructuring charges were comprised of approximately $10.1 million in termination fees and associated prepaid and intangible assets write-offs related to the termination of the marketing agreements, $2.0 million in employee termination costs, $900,000 for the write-off of prepaid royalties and consultation expenses related to the Company's change in business focus, and $700,000 for the write-off of excess equipment and facilities consolidation.

    The following table summarizes the Company's restructuring activities for the nine months ended September 30, 2000 (in thousands):

                                                                                                     BUSINESS
                                                        MARKETING      SEVERANCE        EXCESS     DEVELOPMENT
                                                       AGREEMENTS     AND BENEFITS    FACILITIES     EXPENSES      TOTAL
                                                       -----------    ------------    ----------   -----------    --------
Restructuring reserve recorded in quarter ended
   March 31, 2000 .................................     $ 10,123         $ 2,002         $ 693         $ 889      $ 13,707
Cash payments .....................................       (3,181)         (1,330)           --          (348)       (4,859)
Non-cash charges ..................................       (4,100)             --          (693)         (541)       (5,334)
                                                        --------         -------         -----         -----      --------
Reserve balance as of March 31, 2000 ..............        2,842             672            --            --         3,514
Cash payments .....................................       (2,842)           (450)           --            --        (3,292)
                                                        --------         -------         -----         -----      --------
Reserve balance as of June 30, 2000 ...............           --             222            --            --           222
Cash payments .....................................           --            (222)           --            --          (222)
                                                        --------         -------         -----         -----      --------
Reserve balance as of September 30, 2000 ..........     $     --         $    --         $  --         $  --      $     --
                                                        ========         =======         =====         =====      ========

NOTE 3 -- CONVERTIBLE NOTE EXCHANGE

    On September 11, 2000, the Company consummated an offer to exchange 10 7/8% Convertible Subordinated Notes due December 1, 2003 (the "New Notes") for the Company's outstanding 7 1/4% Convertible Subordinated Notes due December 1, 2003 (the "Old Notes"). On that date certain note holders exchanged approximately $62.3 million of Old Notes for approximately $41.6 million of New Notes. The New Notes were recorded at fair market value on the Company's balance sheet. The fair market value of the New Notes was derived using the closing stock price of $1.1875 on September 11, 2000. The difference between the face value of the New Notes ($41.6 million) and the fair market value of the New Notes on the exchange date ($17.2 million) is being accreted to increase notes payable and charge interest expense over the term of the New Notes. In the quarter ended September 30, 2000, $556,000 was accreted and charged to interest expense. The exchange resulted in an extraordinary gain of approximately $45.2 million, which was recorded by the Company in the quarter ended September 30, 2000. The exchange offer was effected on the basis of $2,000 principal amount of New Notes for each $3,000 principal amount of Old Notes validly tendered and accepted for exchange in the exchange offer. The New Notes are convertible at any time prior to maturity, unless previously redeemed, into common stock of Beyond at a conversion price of $2.875 per share. The New Notes will be redeemable at the option of the Company on or after December 6, 2001, subject to certain conditions, and at the option of the holders in the event of a change in control. As of November 6, 2000, approximately $13.8 million in face value of New Notes had been converted to approximately 4.8 million shares of common stock.

NOTE 4 -- BUYDIRECT.COM

    On March 30, 1999, a wholly owned subsidiary of Beyond merged with and into BuyDirect.com, an online software retailer for consumers and business customers. BuyDirect.com was originally launched as a service of CNET and became a wholly owned subsidiary of Beyond in March 1999.

    Upon the closing of this merger, Beyond issued 4,930,123 shares of its common stock to BuyDirect.com's stockholders in exchange for their outstanding shares of BuyDirect.com common and preferred stock. Beyond assumed options to purchase 281,757 shares of its common stock in connection with the merger. The common stock issued was valued at $120.5 million based on the average closing price of the common stock for the five trading days immediately preceding the announcement of the acquisition and the five trading days following the announcement of the acquisition. The Company accounted for the merger using the purchase method of accounting. The purchase consideration of approximately $138.9 million included the fair market value of the common stock of $120.5 million, the fair value of the fully vested options assumed of $2.7 million, liabilities assumed of $13.0 million and $5.8 million in acquisition costs incurred in connection with the merger. The fair value of the unvested options assumed of $4.6 million has been recorded as deferred compensation.

NOTE 5 -- SOFTGALLERY SARL

    On October 20, 1999, Beyond acquired SoftGallery SARL, a Paris, France based, online software reseller of digitally downloadable software products. Under the terms of the acquisition, Beyond issued approximately 48,000 shares of its common stock to SoftGallery stockholders, paid cash of $500,000 and assumed liabilities of $167,000. In addition, Beyond was obligated to issue an additional 192,000 shares to SoftGallery stockholders, subject to SoftGallery meeting specific European revenue targets and employment contingencies. The European revenue contingencies were only applicable if Beyond met certain marketing and business development commitments in Europe. These shares were to be held in escrow and were to be delivered in various intervals through October 2003 as SoftGallery met the revenue targets and employment contingencies.

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

    On April 25, 2000, the Company entered into an agreement to return 80.01% of Beyond's ownership of SoftGallery to the previous SoftGallery stockholders. Under the terms of this agreement, Beyond issued approximately 177,000 additional shares of its common stock and paid cash of $125,000 to SoftGallery shareholders in order to replace and supercede obligations associated with the original acquisition. Beyond's cost basis for its remaining 19.99% investment in SoftGallery is $2.0 million which includes the net cost of the initial purchase of approximately $1.4 million and the additional divestiture cost of approximately $600,000. Beyond retained no significant influence over the day-to-day operations of SoftGallery under the terms of this agreement. The Company is accounting for its 19.99% investment in SoftGallery under the cost method. The Company has a net investment of approximately $1,542,000 included in deposits and other non-current assets as of September 30, 2000.

NOTE 6 -- LOSS PER SHARE

    Net loss per share is presented in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS
128). If Beyond had reported net income, diluted earnings per share for the three and nine months ended September 30, 2000 and 1999 would have included the shares used in the computation of basic and diluted net loss per share as well as additional common equivalent shares related to options to purchase approximately 6,988,000 and 7,053,000 shares of common stock outstanding as of September 30, 2000 and 1999, respectively. In addition, diluted earnings per share for the three and nine month periods ended September 30, 2000 and 1999, would have included approximately 13,556,000 additional common equivalent shares related to the convertible notes payable (using the if-converted method).

NOTE 7 -- SEGMENT REPORTING

    Under Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS 131), operating segments are identified as components of an enterprise for which separate discrete financial information is available that is evaluated by the chief operating decision maker or decision making group to make decisions about how to allocate resources and assess performance. The Company's chief operating decision maker is its Chief Executive Officer.

    At September 30, 2000, the Company reported its operations as three segments: eStores, Government Systems and Website Groups. The following table presents net revenues and cost of revenues of the Company's segments for the three and nine months ended September 30, 2000 and 1999. There were no inter-business unit sales or transfers. The Company does not report operating expenses, depreciation and amortization, interest income (expense), income taxes, capital expenditures, or identifiable assets by its industry segments to the Chief Executive Officer. The Company's Chief Executive Officer reviews the revenues from each of the Company's reportable segments, and all of the Company's expenses are managed by and reported to the Chief Executive Officer on a consolidated basis. Net revenues and cost of revenues are as follows (in thousands):

                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                        SEPTEMBER 30,            SEPTEMBER 30,
                                                  ---------    ---------    ---------   ---------
                                                    2000         1999         2000        1999
                                                  ---------    ---------    ---------   ---------
    Net revenues:
    eStores..................................     $  11,540    $   7,333    $  31,312   $  16,816
    Government Systems.......................        14,384       11,945       38,885      19,670
    Website..................................         3,158       17,321       20,888      45,534
                                                  ---------    ---------    ---------   ---------
              Total..........................     $  29,082    $  36,599    $  91,085   $  82,020
                                                  =========    =========    =========   =========
    Cost of revenues:
    eStores..................................     $   9,580    $   6,247    $  26,332   $  14,010
    Government Systems.......................        12,924       11,063       35,404      18,181
    Website..................................         2,509       14,975       17,013      38,618
                                                  ---------    ---------    ---------   ---------
              Total..........................     $  25,013    $  32,285    $  78,749   $  70,809
                                                  =========    =========    =========   =========

NOTE 8 -- RECENT ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133). SFAS 133 establishes accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 requires all companies to recognize derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after July 1, 2000. The Company has accessed the potential impact SFAS 133 will have on the Company's financial statements and does not expect that the adoption of SFAS 133 will have a material effect on its financial position or results of operations.

    In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). The Company is required to adopt SAB 101 no later than its quarter ending December 31, 2000. The Company has accessed the potential impact SAB 101 will have on the Company's financial statements and does not expect that the adoption of SAB 101 will have a material effect on its financial position or results of operations.

NOTE 9 -- COMPREHENSIVE INCOME

    Accumulated other comprehensive income (loss) presented in the accompanying consolidated balance sheet consists of the accumulated net unrealized gains and losses on available-for-sale marketable securities and foreign currency translation.

    The components of comprehensive loss for the three and nine months ended September 30, 2000 and 1999 are as follows (in thousands):

                                                                   THREE MONTHS ENDED,            NINE MONTHS ENDED,
                                                              -----------------------------  -----------------------------
                                                              SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,
                                                                  2000            1999           2000            1999
                                                              -------------   -------------  -------------   -------------
 Net income (loss).........................................     $  26,144       $ (37,782)     $ (39,931)      $ (90,756)
 Other comprehensive income (loss):
   Change in unrealized gain (loss) on available-
      for-sale investments.................................          (199)             68           (269)            207
   Change in unrealized gain (loss) on foreign
      currency translation.................................            60              --            (95)             --
                                                                ---------       ---------      ---------       ---------
 Comprehensive income (loss)...............................     $  26,005       $ (37,714)     $ (40,295)      $ (90,549)
                                                                =========       =========      =========       =========

NOTE 10 -- SOFTMAT LITIGATION

    On July 7, 2000, Softmat, LLC ("Softmat") filed a complaint against the Company in the United States District Court, Central District of California, alleging that the Company's merchandising systems for computer software infringes upon a patent held by Softmat. The complaint seeks monetary damages, treble damages, injunctive relief and attorney's fees for willful infringement. Trial has been scheduled for January 16, 2001. While it is difficult or impossible to predict the outcome of a trial, we believe that the patent is not valid, and that we do not infringe it.

NOTE 11 -- SUBSEQUENT EVENT - EQUITY LINE

    On October 30, 2000, the Company entered into an agreement with a private investment fund to provide the Company with up to $40 million in private equity funding. This is a 12 month agreement that can be extended for an additional 12 months at the Company's discretion. Under the agreement, Beyond will have the right (but not the obligation) to obtain as much as $40 million through the issuance of common stock in a series of drawdowns. Each drawdown period will consist of 22 trading days. A minimum of $100,000 and a maximum of $5,000,000 may be drawn in any drawdown period. The drawdowns are subject to the satisfaction of a number of conditions, including the filing and effectiveness of a registration statement with the Securities and Exchange Commission covering the resale of the shares. Pricing will be based upon the volume weighted average price of the Company's stock during the drawdown period. The Company intends to use the funds for capital expenditures and working capital needs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words "expects," "believes," "anticipates," "intends," "plans," "estimates," and similar expressions are forward-looking statements. Such forward-looking statements contained herein include statements relating to the possibility of substantial revenue growth and profit potential; lower future operating expenses and reduced cash obligations; whether we infringe third party patents; the potential for higher gross margins; and the Company's ability to achieve breakeven. Actual results could differ materially from those projected in any forward-looking statements due to the business risks included in but not limited to the risks described herein under the heading "Factors that may affect future operating results" and in the other public reports and registration statements filed by the Company with the Securities and Exchange Commission. For a more detailed discussion of these and other risks, see our Annual Report filed with the Commission on Form 10-K and Form 10-K/A pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 dated April 5, 2000 and May 1, 2000, respectively.

OVERVIEW

    At the end of the third quarter of 1999, Beyond.com Corporation ("Beyond" or the "Company") made a strategic decision to refocus the Company's business from a consumer retail focused company to a business-to-business e-commerce services company. With this new direction, the Company has focused its resources and expertise on its eStore and Government Systems Groups. The Company believes that these two segments have substantial revenue growth and profit potential. While the Company is still engaged in the sale of software and computer related products via the Beyond.com website, the Company does not intend to spend significant advertising dollars or company resources to attract new customers to the website as it has in the past. As part of this refocus, Beyond reduced its workforce by approximately 75 employees in January 2000, or approximately 20% of total workforce, consolidated facilities and disposed of excess capital assets. Additionally, Beyond has terminated marketing agreements focused on generating consumer sales with AOL, CNET, Excite, Network Associates, Roadrunner, Yahoo! and ZDNet at a cost of approximately $10.1 million in termination fees and associated prepaid and intangible assets write-offs. These costs were recorded as part of a restructuring charge of $13.7 million in the first quarter of 2000. The workforce reduction, facilities consolidation and termination of marketing agreements have lowered operating expenses and reduced cash obligations for the remainder of fiscal 2000 as compared to the same period in fiscal 1999. As of September 30, 2000, the Company had reduced its headcount by approximately 48% from 389 employees as of December 31, 1999. As of September 30, 2000, the Company's operating expenses were over 49% less than operating expenses in the same quarter a year ago. Management is committed to business process and productivity improvement and thus expects to effect further reductions in operating expenses and cash obligations.

eSTORE GROUP

    Beyond's eStore Group designs, builds and manages online sites that enable software publishers, hardware manufacturers and systems OEMs to launch a full-service Web store at a substantially lower total cost than they would incur if they had developed a similar system internally. Businesses can choose from an array of services, including website design and construction, transaction processing, physical and electronic order fulfillment, customer support, marketing, merchandising support, fraud management, tax payment, currency conversion and reporting. The Company's current eStore customers include CADopia, Inprise/Borland, McAfee.com, Microsoft, Palm Computing, Symantec and Telex.

    We derive revenue for our eStore Group from two different business models. The first model, where we earn revenues by reselling the products of our eStore customers, is a traditional reseller model that is characterized by higher per transaction revenue but lower margins. The second model, where we are paid fees based on the transactions we complete and the services we render, is a transaction and services model which typically has lower revenues per transaction but a potential for higher gross margins. In the near term, we expect our gross margins will fluctuate around our current levels, depending on the mix of these two models in any given quarter. It is Beyond's policy to allow each client to select which of the two business models, traditional reseller or the transaction model, to use for their online store. This selection process makes it difficult to forecast revenues and therefore, Beyond's management intends to focus on gross margin dollars as the key metric in measuring the sustainable growth of the Company.

GOVERNMENT SYSTEMS GROUP

    Beyond's Government Systems Group provides digitally downloadable software, digital asset management, and related services to a growing list of U.S. Government agencies including the Internal Revenue Service, Office of the Comptroller of the Currency, Bureau of Engraving and Printing, Office of Thrift Supervision, Defense Logistics Agency, National Imagery and Mapping Agency, Patent and Trademark Office, and the Department of Defense. Over 60% of the Company's U.S. Government related revenues in the quarter ended September 30, 2000 were derived from multiple year contracts (one to five years) to supply specific software at agreed upon pricing.

WEBSITE

    Beyond's online store (www.beyond.com), offers customers a comprehensive selection of software and computer related products, customer reviews, customer service, and competitive prices. The Company delivers software to customers over the Internet via digital download or by physically delivering the shrink-wrap software package. De-emphasis on advertising to promote the Company's brand and reallocation of resources to the eStore Group has resulted in reduced revenues for the website segment of the business.

SITUATIONAL SUMMARY

    Each year since inception, Beyond has incurred significant net losses. These annual net losses increased from $5.5 million in 1997, to $31.1 million in 1998, to $124.8 million in 1999. For the nine months ended September 30, 2000, net loss was $39.9 million. Operating expenses are anticipated to continue to decrease from 1999 levels in the remainder of fiscal 2000 as a result of restructuring activities in the first quarter of 2000, lower headcount, reduced advertising and business model transition.

    In addition, as a result of the BuyDirect.com merger, the Company recorded a significant amount of goodwill, the amortization of which will adversely affect our earnings and profitability for the foreseeable future. Beyond recorded goodwill and other intangible assets of approximately $137 million, to be amortized through 2002. The Company believes it is likely that Beyond will not generate additional earnings sufficient to recover the amount of goodwill and other intangible assets recorded during the period in which they are amortized.

    Beyond's ability to become profitable depends on its ability to manage expenses and to generate and sustain higher gross margin dollars. If the Company does achieve profitability, there can be no assurance that it will sustain or increase profitability on a quarterly or annual basis in the future. Management expects to achieve "break even" on its earnings before interest, taxes, depreciation and amortization (EBITDA) by approximately the first quarter of 2002. Current and future expense levels, which are largely fixed, are based upon operating plans and estimates of future revenues. In view of the rapidly evolving nature of the industries in which the Company is engaged, and Beyond's limited operating history, it is difficult to reliably forecast revenues. Therefore, management believes that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as an indication of the Company's future performance.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

    NET REVENUES. Revenues from the sale of software, net of estimated returns, are recognized when persuasive evidence of an arrangement exists, either shipment of the physical product or delivery of the electronic product has occurred, fees are fixed and determinable, and collectibility is considered probable. Sales of software under contracts with the U.S. Government require continuing service, support and performance by the Company. Accordingly, the related revenues and costs are deferred and recognized over the period that the service, support and performance are provided. Revenues derived from software publishers for advertising and promotion are recognized as the services are provided. Cost of deferred revenue relates to software licenses purchased from software publishers for sales to U.S. Government agencies.

    Beyond's revenues can be categorized into the following three segments:

    eStore revenues improved by approximately 57%, to $11.5 million in the quarter ended September 30, 2000, compared to $7.3 million in the quarter ended September 30, 1999. The increase was primarily the result of the addition of new eStore customers, including CADopia, Inprise/Borland, Microsoft, Palm Computing and Telex. eStore revenues represented 39.7% of total revenues in the third quarter 2000 compared to 20.0% of total revenues in the third quarter 1999.

    eStore revenues improved by approximately 86%, to $31.3 million in the nine months ended September 30, 2000, compared to $16.8 million in the nine months ended September 30, 1999. The increase was primarily the result of the addition of new eStore customers, including CADopia, Inprise/Borland, Microsoft, Palm Computing, Symantec and Telex.

    Government Systems revenues improved by approximately 20%, to $14.4 million in the quarter ended September 30, 2000 compared to $11.9 million in the quarter ended September 30, 1999. The increase in 2000 was primarily the result of the expansion of existing U.S. Government agency contracts, including the National Imagery and Mapping Agency. Government Systems revenues represented 49.5% of total revenues in the quarter ended September 30, 2000 compared to 32.6% of total revenues in the quarter ended September 30, 1999.

    Government Systems revenues improved approximately 98%, to $38.9 million in the nine months ended September 30, 2000 compared to $19.7 million in the nine months ended September 30, 1999. The increase in 2000 was primarily the result of the expansion of existing U.S. Government agency contracts, including the Defense Logistics Agency, Internal Revenue Service, Patent and Trademark Office and National Imagery and Mapping Agency.

    Website revenues were $3.2 million in the quarter ended September 30, 2000, down approximately 82% from $17.3 million in the quarter ended September 30, 1999. The decrease in 2000 was primarily the result of the change in our business focus. Website revenues represented 10.9% of total revenues in the third quarter 2000 compared to 47.3% of total revenues in the third quarter 1999.

    Website revenues were $20.9 million in the nine months ended September 30, 2000, down approximately 54% from $45.5 million in the nine months ended September 30, 1999. The decrease in 2000 was primarily the result of the change in our business focus.

    GROSS PROFIT AND GROSS MARGIN. Gross profit consists of revenues net of direct costs of sales, which consists primarily of the costs of software and software licenses sold to consumer and corporate customers, related credit card processing fees, and the costs of software licenses and software updates provided to U.S. Government agencies. Gross profit for the quarter ended September 30, 2000 was marginally lower at $4.1 million compared to $4.3 million for the same quarter in 1999, primarily due to the $14.2 million decrease in website sales as referenced above, substantially offset by increasing sales in the Company's eStores and Government Systems Groups, and a 2.2% increase in overall gross margins.

    Gross profit increased from $11.2 million in the nine months ended September 30, 1999 to $12.3 million in the nine months ended September 30, 1999, primarily due to a $9.1 million increase in net revenues in the nine months ended September 30, 2000 as compared to the same nine month period in 1999.

    Gross margin (gross profit as a percentage of net revenues) increased from 11.8% in the quarter ended September 30, 1999 to 14.0% in the quarter ended September 30, 2000. This increase primarily resulted from an increase in higher margin eStore business during the quarter ended September 30, 2000 and improved margins in all three of the Company's segments as compared to the same quarter a year ago.

    Gross margin (gross profit as a percentage of net revenues) decreased from 13.7% in the nine months ended September 30, 1999 to 13.5% in the nine months ended September 30, 2000. This decrease primarily resulted from a change in sales mix, as the lower margin Government Systems sales business grew to a larger overall portion of sales during the first nine months of fiscal 2000, while higher margin website sales decreased.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses primarily consist of personnel and other expenses associated with developing and enhancing our websites as well as associated facilities related expenses. Research and development expenses decreased from $2.5 million in the quarter ended September 30, 1999 to $1.5 million in the quarter ended September 30, 2000, primarily as a result of a decrease in personnel related costs. These expenses decreased as a percentage of net revenues from 6.9% in the quarter ended September 30, 1999 to 5.3% in the quarter ended September 30, 2000.

    Research and development expenses decreased from $7.1 million in the nine months ended September 30, 1999 to $6.7 million in the nine months ended September 30, 2000, primarily as a result of a decrease in personnel related costs. These expenses decreased as a percentage of net revenues from 8.7% in the nine months ended September 30, 1999 to 7.4% in the nine months ended September 30, 2000.

    SALES AND MARKETING EXPENSES. Sales and marketing expenses consist primarily of costs associated with promoting our eStore and Government Systems Groups, including personnel related expenses. Sales and marketing expenses decreased from $24.2 million in the quarter ended September 30, 1999 to $8.4 million in the quarter ended September 30, 2000, primarily as a result of a decrease in personnel related costs and the cancellation of certain marketing agreements in the first quarter of 2000. These expenses also decreased as a percentage of net revenues from 66.1% in the quarter ended September 30, 1999 to 29.1% in the quarter ended September 30, 2000.

    During the first quarter of 2000 the Company terminated its existing marketing agreements with AOL, CNET, Excite, Network Associates, Roadrunner, Yahoo! and ZDNet for a cost of approximately $10.1 million in termination fees and write-offs associated with prepaid and intangible assets. As a result, the Company is no longer obligated to make payments under these agreements in any future periods.

    Sales and marketing expenses decreased from $61.4 million in the nine months ended September 30, 1999 to $35.3 million in the nine months ended September 30, 2000, primarily as a result of the cancellation of marketing agreements in the first quarter of 2000. These expenses also decreased as a percentage of net revenues from 74.8% in the nine months ended September 30, 1999 to 38.8% in the nine months ended September 30, 2000.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of personnel expenses, legal and accounting expenses and corporate facility-related expenses. General and administrative expenses decreased from $3.5 million in the quarter ended September 30, 1999 to $2.5 million in the quarter ended September 30, 2000, primarily as a result of a decrease in personnel related costs. These expenses decreased as a percentage of net revenues from 9.6% in the quarter ended September 30, 1999 to 8.4% in the quarter ended September 30, 2000.

    General and administrative expenses increased from $8.4 million in the nine months ended September 30, 1999 to $9.3 million in the nine months ended September 30, 2000, primarily associated with changes in personnel related costs. These expenses were constant at 10.2% of net revenues in the nine months ended September 30, 1999 and the nine months ended September 30, 2000.

    AMORTIZATION OF GOODWILL AND DEFERRED COMPENSATION. Expenses associated with the amortization of goodwill and deferred compensation related to the acquisition of BuyDirect.com in March 1999 and the grant of stock options, decreased from $12.1 million in the quarter ended September 30, 1999, to $9.1 million in the quarter ended September 30, 2000. This decrease was primarily the result of assets with a one year life that have been fully amortized.

    Expenses associated with the amortization of goodwill and deferred compensation related to the acquisition of BuyDirect.com in March 1999 and the grant of stock options, increased from $25.1 million in the nine months ended September 30, 1999, to $29.8 million in the nine months ended September 30, 2000. This increase was primarily the result of three full quarters of amortization of goodwill in the fiscal 2000 period.

    The Company believes it is unlikely that Beyond will generate additional earnings sufficient to offset the amount of goodwill and other intangible assets associated with the acquisition of BuyDirect.com recorded during the period in which they are amortized.

    OTHER INCOME (EXPENSE), NET. Other income (expense), net, primarily consists of earnings on our cash and short-term investments, net of interest costs related to our financing obligations. Other income (expense), net, decreased from net income of $174,000 for the quarter ended September 30, 1999 to a net expense of $1.5 million in the quarter ended September 30, 2000. In the quarter ended September 30, 2000, interest expense includes approximately $877,000 related to the Company's 7 1/4% Convertible Subordinated Notes ("Old Notes"). Interest expense also includes $235,000 in interest expense related to the Company's 10 7/8% Convertible Subordinated Notes ("New Notes"). Additionally, interest expense also includes $556,000 in note accretion related to the accretion of the New Notes from the initial recorded fair market value to the face value at maturity. Interest expense in the quarter ended September 30, 2000 was offset partially by interest income totaling approximately $294,000 earned on our cash and short-term investment balances. In the quarter ended September 30, 1999, interest expense totaling approximately $1,146,000 arose from our Old Notes, offset by interest income totaling approximately $1,450,000 from our cash balances.

    Other income (expense), net, increased from a net expense of $10,000 for the nine months ended September 30, 1999 to a net expense of $2.5 million in the nine months ended September 30, 2000. In the nine months ended September 30, 2000, interest expense totaling approximately $3.2 million primarily arose from our Old Notes. Interest expense in the nine months ended September 30, 2000 was offset partially by interest income totaling approximately $1.8 million earned on our cash and short-term investment balances. In the nine months ended September 30, 1999, interest expense totaling approximately $3.4 million arose from our Old Notes, offset by interest income totaling approximately $3.8 million from our cash balances.

    INCOME TAXES. No provision for income taxes has been recorded due to operating losses with no current tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

    From inception through September 30, 2000, we financed our operations primarily through private sales of preferred stock, our initial public offering in June 1998 of 5,750,000 shares of our common stock, our second public offering in April of 1999 of 3,000,000 shares of our common stock, and the sale of convertible notes in November and December 1998. We raised cumulative net cash proceeds totaling $14.8 million through private sales of preferred stock. In June 1998, we received net proceeds of $48.8 million from our initial public offering and a concurrent sale of common stock to America On-Line. In 1998, we also raised net cash proceeds totaling approximately $63.3 million through the sale of our 7 1/4% Convertible Subordinated Notes ("Old Notes"). In April 1999 we received net proceeds of $98.5 million from our second public offering. On September 11, 2000, the Company consummated an offer to exchange 10 7/8% Convertible Subordinated Notes (the "New Notes") for the Company's outstanding Old Notes. The exchanged resulted in approximately $62.3 million of Old Notes being exchanged for approximately $41.6 million of New Notes. The New Notes were recorded at fair market value on the Company's balance sheet.

    As of September 30, 2000, we had approximately $14.5 million of cash and cash equivalents compared with $66.3 million of cash, cash equivalents and short-term investments at December 31, 1999. We believe that our cash and cash equivalents at September 30, 2000 will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next four to six months. To supplement our cash availability we obtained an equity line with a private investment fund (the "Equity Line"). Under this facility, we have the right (but not the obligation) to obtain up to $40 million over the next 24 months. Each drawdown period will consist of 22 trading days. A minimum of $100,000 and a maximum of $5,000,000 may be drawn in any drawdown period. The common stock issued pursuant to this facility will be based on the volume weighted average price of the Company's stock during the drawdown period and limited to a maximum share issuance of no more than 20% of the estimated trading volume of the Company's common stock as measured by the preceding 30 trading days. The Company has undertaken to file a registration statement in order to qualify the shares issued to the fund for resale. Upon successful completion of the registration, this Equity Line could provide enough funding to satisfy the Company's cash requirement for the next 12 months or longer, depending on the market price of the stock over that period of time. If the price of the stock remains less than $1.00, the Company may not be able to sell enough shares through this Equity Line to meet cash requirements over the coming year due to the volume limitations noted above.

    We used net cash of $46.0 million in operating activities in the nine months ended September 30, 2000. Our cash used in operating activities in the nine months ended September 30, 2000 was primarily comprised of the net effect of:

    - a net loss of $39.9 million adjusted by non-cash charges for depreciation and amortization, including amortization of goodwill and deferred compensation of $31.2 million and an extraordinary gain on debt retirement of $45.2 million;

    - an increase in accounts receivable totaling $5.5 million primarily related to the U.S. Government agency receivables; and

    - a decrease in prepaids of approximately $5.5 million associated primarily with support contract renewals.

    We received net cash of $50.2 million from investing activities primarily related to sales of short-term investments for the nine months ended September 30, 2000.

    We used net cash of $1.2 million in the nine months ended September 30, 2000 from financing activities primarily related costs associated with the debt exchange offset by proceeds from stock option exercises and employee purchases of the Company's stock.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

    This quarterly report on Form 10-Q contains forward looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward looking statements as a result of such factors, including those set forth below.

POTENTIAL DELISTING OF OUR COMMON STOCK BY NASDAQ

    Our common stock trades on the Nasdaq National Market which has certain compliance requirements for continued listing of common stock. If the minimum closing bid price per share is less than $1.00 for a period of 30 consecutive business days, our shares may be delisted following a 90 day notice period during which the minimum closing bid price must be $1.00 or above per share for a period of 10 consecutive business days, if we do not file an appeal. As of the close of business on November 13, 2000, our common stock closed at a minimum bid price per share of $0.53, and has closed below $1.00 per share for 23 consecutive business days. We anticipate that we would appeal any determination to delist our common stock from the Nasdaq National Market. The result of delisting from the Nasdaq National Market could be a reduction in the liquidity of any investment in our common stock or either of our convertible notes. Delisting could also reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically. This lack of liquidity would make it more difficult for us to raise capital in the future.

WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE AND WE MAY BE UNABLE TO ACCESS OUR EQUITY LINE

    We currently anticipate that our available cash resources combined with the maximum drawdown under the Equity Line will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months. However, if our stock price and trading volume stay at current levels, we will not be able to draw down all $40 million under the Equity Line, and our available cash resources may meet our requirements for only the next four to six months. Also, if our common stock is delisted from the Nasdaq National Market, we may be prohibited from drawing down on the Equity Line. In addition, business and economic conditions may not make it feasible to draw down under the Equity Line at every opportunity. We may need to raise additional capital to fund more rapid expansion, to develop new services and to enhance existing services to respond to competitive pressures, and to acquire complementary businesses or technologies. We may not be able to obtain additional financing from other sources on terms favorable to us, if at all. If adequate funds are not available or are not available on terms favorable to us, we may not be able to continue to operate our business pursuant to our business plan.

WE OPERATE IN A RELATIVELY NEW AND POTENTIALLY VOLATILE INDUSTRY

    Historically, our business has focused primarily on the online resale of commercial off-the-shelf computer software to consumers, small businesses and large enterprises. In January 2000, we refocused our business from a consumer oriented business model to an e-commerce services provider model that we refer to as our eStore Group. This is a relatively new and potentially volatile industry and as such, we cannot give any assurances that we will be able to successfully build this business.

    We must successfully execute our business strategy. This entails adding significant new eStore clients in the software and computer peripherals markets while adding additional high margin services that are valued by our customers. We cannot be certain that we can accomplish these objectives or that our current business strategy will be successful.

    Because we have refocused our business model to an e-commerce services provider model from a consumer oriented business model, our operating history prior to the second quarter of this year does not provide meaningful information upon which you may evaluate our business and prospects. We incurred net losses of approximately $203.4 million from inception of our business in 1994 through September 30, 2000. As of September 30, 2000, we had an accumulated deficit of approximately $207.1 million. Although our operating losses have significantly decreased quarter over quarter during the last two quarters, we expect to continue to incur losses and negative cash flow for at least the next five quarters on an EBITDA basis.

WE DEPEND ON THE CONTINUED SERVICE OF KEY PERSONNEL WHOSE EXPERTISE WOULD BE DIFFICULT TO REPLACE AND WE MAY BE UNABLE TO RETAIN QUALIFIED PERSONNEL IN THE FUTURE

    Our future success depends on the continued service and performance of our senior management and other key personnel, particularly, Ronald. S. Smith, our Chief Executive Officer. Competition for qualified management personnel is intense, particularly in the Silicon Valley area, and we may be unable to successfully attract or retain sufficiently qualified personnel in the future.

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

WE ARE SUBJECT TO A PENDING LEGAL PROCEEDING

    On July 7, 2000, Softmat, LLC filed a complaint against us in the United States District Court, Central District of California, alleging that our merchandising systems for computer software infringes a patent held by Softmat. The complaint seeks monetary damages, treble damages, injunctive relief and attorney's fees for willful infringement. Trial has been scheduled for January 16, 2001. We believe that the patent is not valid, and that we do not infringe it. However, the litigation process is inherently uncertain. Patent litigation is particularly complex and can extend for a protracted time, which can substantially increase the cost of such litigation. Regardless of the eventual outcome, our defense of this litigation may be costly and time consuming. Should the outcome of the litigation be adverse to us, we could be required to pay significant monetary damages and could be enjoined from selling those of our products that infringe Softmat's patent unless we are able to negotiate a license from Softmat. In the event we obtain a license from Softmat, we would likely be required to make royalty payments with respect to sales of our products covered by the license. Any such payments would increase our cost of revenues and reduce our gross profit. If we are required to pay significant monetary damages, are enjoined from selling any of our products or are required to make substantial royalty payments pursuant to any such license agreement, our business would be significantly harmed.

WE MAY NOT BE ABLE TO COMPETE WITH MORE ESTABLISHED OR MORE SPECIALIZED
COMPANIES

    Increased competition may cause us to reduce pricing or increase service and marketing expenses that could reduce operating margins and funds available to improve our technology, promote our business and continue operations. We cannot assure that we can compete successfully against current and future competitors. Failure to compete successfully against our current and future competitors could materially hurt our business. We face competition primarily on two fronts: e-commerce service vendors of various types and government resellers and systems integrators.

OUR FINANCIAL CONDITION MAY BE ADVERSELY AFFECTED IF WE ARE UNABLE TO SECURE AND MAINTAIN FUTURE CONTRACTS WITH U.S. GOVERNMENT AGENCIES

     We have several contracts with U.S. Government agencies, which accounted for approximately 14% of our net revenues in 1999 and 24% of our net revenues in the nine months ended September 30, 2000. Each of these contracts is subject to annual review and renewal by the government, and may be terminated at any time. Each government contract, option and extension is only valid if the government appropriates enough funds for expenditure on such contracts, options or extensions. Accordingly, we might fail to derive any revenue from sales of software to the U.S. Government in any given future period. If the U.S. Government fails to renew or terminates any of these contracts it would adversely affect our business and results of operations.

OUR REVENUE GROWTH MAY BE ADVERSELY AFFECTED BY THE LOSS OF SOME OF OUR ESTORE CLIENTS

    Management intends to evaluate each of its current contracts with eStore clients and to ensure that every eStore provides an acceptable contribution margin to the Company. During this process the Company will seek to either renegotiate any contract which is judged to provide an unacceptable contribution margin, or to discontinue the business relationship at the end of its stated term. Should the Company be unsuccessful in renegotiating any contract, thereby losing a particular customer at the end of its contract term, or should a customer choose not to renew a contract of their own accord, the result may not have a material negative impact on the company's profitability goals, but such an event may have a negative impact on the revenue and future revenue growth of the company.

WE CONTINUE TO EVALUATE THE CARRYING AMOUNT OF OUR LONG-LIVED ASSETS, INCLUDING GOODWILL, WHICH COULD RESULT IN DOWNWARD ADJUSTMENTS OF THE VALUE OF THOSE ASSETS ON OUR BALANCE SHEET

    We review our long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We believe that the carrying value of our goodwill and intangible assets do not require adjustment at this time. If future events or changes in circumstances occur that indicate that the carrying value of these assets may not be recoverable, we may make downward adjustments to the carrying value of these assets on our balance sheet in the future.

WE MAY NOT ACCURATELY FORECAST OUR SALES AND REVENUES DUE TO A VARIETY OF FACTORS, WHICH WILL CAUSE QUARTERLY FLUCTUATIONS IN OUR OPERATING RESULTS AND MAY RESULT IN VOLATILITY IN OUR STOCK PRICE

    Our revenues and operating results may fluctuate significantly from quarter to quarter due to a number of factors, not all of which are in our control. These factors include:

    - our ability to attract and retain new customers and maintain customer satisfaction;

    - new websites, services and products introduced by us or by our competitors;

    -   price competition;

    - decreases in the growth, use or consumer acceptance of the Internet and online services for the purchase of consumer products;

    - the termination of contracts with major purchasers, particularly eStore customers and U.S. Government agencies;

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

OUR RESULTS FROM OPERATIONS ARE SUBJECT TO SEASONAL FLUCTUATIONS

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

OUR SUCCESS IS SUBJECT TO RISKS ASSOCIATED WITH DIGITAL DOWNLOAD

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

     We believe there is a maximum size of a software product that most consumers are willing to purchase via digital download. We also believe that the size of new software products will continue to increase and that these software products will be unsuitable for digital download without significant increases in network bandwidth. It will adversely affect our business if digital download fails to achieve wide spread market acceptance. Even if digital download achieves widespread acceptance, we might not overcome the substantial existing and future technical challenges associated with electronically delivering software reliably and consistently on a long-term basis. Our business environment is characterized by rapid technological change, frequent new product enhancements and uncertain product life cycles. If we are unable to enhance our digital download technology in a timely and cost-effective manner, we may lose customers to our competitors. This would also adversely affect our business.

OUR SYSTEMS ARE LOCATED IN A SINGLE FACILITY WHICH SUBJECTS US TO THE RISK OF SYSTEM FAILURE

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

IF WE ARE UNABLE TO RESPOND TO RAPID TECHNOLOGICAL CHANGE IN A TIMELY MANNER, WE MAY LOSE CUSTOMERS TO OUR COMPETITORS

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

     To develop our website, our eStore websites and other proprietary technology entails significant technical and business risks. We may use new technologies ineffectively, or we may fail to adapt our website, proprietary technology and transaction processing systems to customer requirements or emerging industry standards. If we face material delays in introducing new services, products and enhancements then our customers may forego the use of our services and use those of our competitors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to the impact of interest rate changes, foreign currency fluctuations, and change in the market values of our investments or liabilities held in foreign currencies.

    INTEREST RATE RISK. We have no cash flow exposure due to rate changes on either of our Convertible Subordinated Notes and no other significant investments or debt instruments are tied to variable interest rates.

    FOREIGN CURRENCY RISK. To date we have not experienced material risks associated with foreign currencies as a result of our operations. However, with our expansion internationally, we may be exposed to risks associated with fluctuations in foreign currencies during future periods.

    INVESTMENT RISK. To date, we have not invested in equity instruments of companies.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On July 7, 2000, Softmat, LLC filed a complaint against us in the United States District Court, Central District of California, alleging that our merchandising systems for computer software infringe a patent held by Softmat. The complaint seeks monetary damages, treble damages, injunctive relief and attorney's fees for willful infringement. Trial has been scheduled for January 16, 2001. While it is difficult or impossible to predict the outcome of a trial, we believe that the patent is not valid, and that we do not infringe it.

ITEM 2. CHANGES IN SECURITIES -- NOT APPLICABLE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES -- NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On September 7, 2000, we convened a meeting of the holders of our Common Stock. At the meeting, the stockholders elected as directors: William S. McKiernan (with 31,744,134 voting for and 366,566 against), Ronald S. Smith (31,788,940 voting for and 331,760 against), Mark W. Bailey (31,777,433 voting for and 333,267 against), Richard Scudellari (31,760,904 voting for and 349,796 against).

    The stockholders also approved an amendment to our Certificate of Incorporation, as amended, to increase the number of shares of Common Stock which we are authorized to issue from 70,000,000 shares to 120,000,000 shares (with 31,293,040 shares voting for, 750,225 against and 67,435 abstaining).

    The stockholders also ratified the appointment of Ernst & Young LLP as the independent auditors for the Company for the year ending December 31, 2000 (with 31,897,712 shares voting for, 165,025 against and 47,963 abstaining).

ITEM 5. OTHER INFORMATION -- NOT APPLICABLE

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) EXHIBITS

      EXHIBIT
       NUMBER               DESCRIPTION
      --------              -----------
        27.1           Financial Data Schedule

(b) REPORTS ON FORM 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Clara, California, on November 14, 2000.

                                    BEYOND.COM CORPORATION

                                    By          /s/ CURTIS A. CLUFF
                                       -----------------------------------------
                                                    Curtis A. Cluff
                                            Senior Vice President and CFO

                                INDEX TO EXHIBITS

      EXHIBIT
      NUMBER                DESCRIPTION
      ------                -----------
        27.1           Financial Data Schedule