Form 10-K
period 2000-12-31
BEYOND COM CORP
filed 2001-04-19
CIK 1060531

      FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 19, 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

                          COMMISSION FILE NO. O-24457

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

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
   COMMON STOCK, $.001 PAR VALUE PER SHARE                  NASDAQ STOCK MARKET

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of April 16, 2001 was $13,983,944 (based on closing sale price of $0.29 per share as reported by the Nasdaq Stock Market on that date).

     The number of shares of the registrant's common stock, $.001 par value per share, outstanding as of April 16, 2001 was 48,220,498.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for its 2001 Annual Stockholder's Meeting are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

     We are an e-commerce services provider operating two key businesses: eStores and Government Systems. Through our eStores business, we build and manage online stores primarily for companies that sell software and computer-related products to the government, corporate and consumer markets. The Government Systems Group provides digitally downloadable software to government agencies and manages software licenses on their behalf. Additionally, we operate our own online store, where customers can find an extensive selection of software and computer-related products and services.

ESTORE GROUP

     Our eStore Group offers software developers, hardware manufacturers and systems original equipment manufacturers ("OEMs") full-service web stores that can be rapidly and more economically implemented than if those enterprise businesses had developed similar websites internally. Businesses can choose from an array of services, including website design and construction, transaction processing, physical and electronic order fulfillment, customer support, marketing, and merchandising support. Our current eStore customers include Actsoftware, Borland, Electric Rain, McAfee.com and Microsoft.

GOVERNMENT SYSTEMS GROUP

     Our Government Systems Group provides digitally downloadable software and related services to a list of United States Government agencies including the Internal Revenue Service, Office of the Comptroller of the Currency, Bureau of Engraving and Printing, Office of Thrift Supervision, Defense Logistics Agency, National Imagery and Mapping Agency, Patent and Trademark Office, Department of Treasury and the Department of Defense.

WEBSITE

     Our online store offers customers a comprehensive selection of software and computer-related products, customer reviews, customer service and competitive prices. Software products are delivered to customers by physically delivering the shrink-wrap software package or over the Internet via digital download.

STRATEGIC REFOCUS

     In January of 2000, we announced a strategic decision to refocus our Company from a consumer-retail focused company in the business-to-consumer ("B2C") market to a business-to-business ("B2B") e-commerce services company. Thus, instead of high-cost advertising, aimed at building Beyond.com as a consumer brand, we would henceforth design, build, and operate eStores for clients, software publishers, system builders and OEMs that already had brand recognition but preferred to outsource their store.

     A new senior management team was recruited during the second and third quarter of 2000 to drive this strategic transition from B2C to B2B. Our new strategic direction was quickly reflected in new corporate mission and vision statements, which are as follows:

     - Vision. "To Become the eStore and Digital Download Services Partner of Choice for a Select Group of North American Companies and Government Agencies".

     - Mission. "To Provide Profitable eBusiness Solutions to Major Companies and Governmental Agencies Searching for an Online Sales Channel."

     Supporting our new vision and mission are two key businesses, eStores and Government Systems. eStores is a business where we design, build, operate and manage web stores for enterprises that wish to extend their selling reach through the Internet. Our second business, Government Systems, provides digitally downloadable software to U.S. Government Agencies, and manages software licenses on behalf of those agencies.

INDUSTRY BACKGROUND

  Growth of the Internet and Electronic Commerce

     The market for our eStore services is large and growing. According to Jupiter Communications ("Jupiter"), Internet trade will increase from $336 billion in 2000 to $6.3 trillion in 2005.

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

     Jupiter estimates that the online commerce market will grow from $24 billion in 2000 to $118 billion in 2005. By 2005 Jupiter predicts that more than 68% of the U.S. population will be online and of this online population more than 60% will be online buyers. Our eStore product serves this expanding market by offering full-service Web stores that can be rapidly implemented.

  Electronic Commerce and the Retail Software Industry

     The Internet is rapidly becoming a popular medium for purchasing and distributing software. Jupiter estimates that online sales of PCs, peripherals and software will grow from $8.9 billion in 2000 to $197 billion in 2005.

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

STRATEGY

     Leverage Economic Model; Focus on e-Commerce Opportunities. We believe that our e-commerce services provide our customers with inherent economic advantages relative to traditional commercial practices. We have invested significant time and money developing e-commerce expertise associated with our online stores and eStore Group. We intend to aggressively apply this experience to additional software and technology reseller opportunities and to opportunities that present themselves in other industries. With the forecasted growth of e-commerce, we believe our acquired expertise in this field will provide significant value for prospective customers who want to establish an e-commerce presence.

     Develop and Promote our e-Commerce Value Add Services. The array of value added customer services that accompany our eStores present our customers with a cost effective way of running their Internet based commerce businesses. These value added services should provide us with an additional revenue source, while leveraging our existing strengths in marketing, payment processing and order fulfillment.

     Utilize our International e-Commerce Experience on behalf of our Customers. We conduct e-commerce in multiple countries and multiple currencies around the world. We believe that this capability provides our current and prospective customers with experience in markets where they may not have relevant experience.

We believe that this breadth of international coverage provides us with a competitive advantage over other prospective e-commerce providers that lack our international expertise.

     Promote Digital Download. We are a leader in digital downloading of software with approximately 14,000 software stock keeping units ("SKUs") available for delivery to the end user's personal computer. Digital download offers convenience to customers and an economic advantage to us and to software developers over traditional methods of software delivery.

     Maintain Technology Focus and Expertise. We intend to leverage our scalable, state-of-the-art, interactive commerce platform to enhance the services that we offer and expand the benefits of online software reselling. We also intend to use our technology platform to further enhance our customer interaction and support systems to provide us with a competitive advantage. Our internal development group will continue to develop, purchase, license and make technological advancements to our website and our transaction processing systems to enhance our availability, reliability and site uptime.

     Leverage Our Direct Marketing Expertise. We will continue to utilize many online sales and marketing techniques to increase brand recognition and drive traffic to our online stores. We have established direct links with certain software developers' websites. These links allow a potential customer visiting that developer's website to automatically link to our order form and purchase software. We also have established customer specific email campaigns that notify customers about new products and promotions that they may find of interest.

PRODUCTS AND SERVICES

  e-Commerce Outsourcing and eStore Service

     We are an e-commerce services provider that builds and manages online stores for numerous businesses, including Actsoftware, Borland, Electric Rain, McAfee.com and Microsoft. Revenues from our eStore Group grew from $1.7 million in 1998 to $46.7 million in 2000, which includes $28.7 million related to our Symantec eStore that was terminated in January 2001. Our eStore Group provides an economic model that enables software developers, OEM's and other businesses to sell directly on the Internet. Our eStore group offers cost-effective services that address the inefficiencies inherent in traditional marketing models. Key components of the services we offer include:

          Web Store Development and Design. Our online stores can be customized to meet the characteristics of the customer's product or industry. We leverage the extensive experience that we have gained by running our own online store as well as numerous third party eStores since 1998.

          Merchandising and Marketing. By operating our own online software store, which has been cited by Media Metrix as a top Internet shopping site, we have gained significant experience selling and merchandising products over the web. We have successfully transferred our experience in the North American market to other global markets including Europe, Asia and Australia. This global merchandising and marketing experience is important to companies desiring to engage in e-commerce, as well as companies currently engaged in e-commerce that need help maximizing their sales on the Internet. Our marketing and merchandising services include affiliate programs, rebate and gift certificate programs, direct marketing and sales support expertise.

          Order Management and Fulfillment. We have established a number of order fulfillment partnerships that provide cost effective order fulfillment services for our eStore customers as well as our own online store. These solutions include reseller models, consignment models, and electronic data interface to our eStore customers or their third-party order fulfillment partners. These services ensure that the retail customer has a highly reliable and seamless procurement experience.

          Customer Support. In conjunction with the operation of our eStores, we have developed customer service capabilities in North America, Europe, Asia and Australia. We utilize both internal and outsourced customer service solutions, and tailor our customer service solutions to specific customer needs at cost effective prices.

  Software and Computer Peripheral Reseller

     Our proprietary website (www.beyond.com) is an online reseller of packaged and digitally downloadable computer software and computer related products and services to U.S. Government agencies and consumers. We offer one of the largest selections of brand name, high quality software available online, as well as the convenience of shopping from the home or office, 24-hours-a-day, seven-days-a-week. The key benefits offered by reselling for the software supply chain include:

          Enterprise Benefits. Government and corporate customers are provided with significant savings in the purchase, delivery, installation and maintenance of their software assets. Using digital download, enterprise customers are able to deploy their software purchases rapidly, efficiently and securely. Additionally, they are able to track and update their software assets more effectively to ensure consistent use of compatible software across the enterprise.

          Software Developer Benefits. As an online reseller of software products, we are not constrained by the inherent limitations of a physical store. Digital download capabilities reduce the risks faced by software developers in forecasting and managing customer demand. Our e-commerce solution reduces administrative costs and mitigates potential revenue recognition and restatement concerns associated with demand forecasting. Finally, software developers can work with us to obtain demographic and behavioral data about their end users, expanding their opportunities for marketing and targeted services.

          Consumers and Small Businesses. Software developers primarily sell to consumer and small business purchasers through a network of distributors and resellers. We believe that our website provides an inherent cost advantage in this market space over the traditional software resellers.

TECHNOLOGY

     We use complex proprietary and commercially licensed technology to simplify and enhance the customer experience by developing ways to simplify the use of digital download, by reducing the number of customer actions required to complete a transaction and by clearly displaying the location of digitally downloaded software on the consumer's desktop. We also are using our technology to make management reporting processes as seamless and simple as possible. By using a combination of proprietary solutions and commercially available licensed technologies, we have developed systems for online content dissemination, online transaction processing, customer service, market analysis and electronic data interchange. We have integrated these proprietary and commercially available technologies into a unified software sales and reporting system. Research and development costs for the years ended December 31, 2000, 1999, and 1998 were $8.1 million, $10.4 million and $4.1 million, respectively.

     Reliability. We have implemented a redundant network and server architecture that provides reliable services that allow for 24 hours a day, 7 days a week, 365 days a year operation. We are consistently measured by multiple outside agencies as being among the highest uptime e-commerce websites on the Internet. Our year to date uptime as of December 31, 2000 was approximately 99.6%, which includes scheduled maintenance periods.

     Scalability and Flexibility. We built our hardware and software architecture on a transaction processing model that allows us to distribute the processing load among multiple parallel servers. This architecture allows us to scale by either adding new servers or increasing the capacity of existing servers. We designed our hardware and software configuration with the capability to scale to support growth while maintaining user performance and minimizing the cost per transaction. In the rapidly changing Internet environment, it is important that we are able to update our system to stay current with new technologies. Our system's template technology and modular database design allow us to easily add or replace software components, page layout templates, and search and retrieval engines with minimal effort and disruption. Our hardware and software architecture is designed to allow us to inexpensively and rapidly add co-branded websites that integrate with our online store.

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

     Store Engine Architecture. We base our hardware and software systems on a distributed transaction processing model. This model allows us to distribute applications and data among multiple parallel servers. We developed many of the software components and pages of our website in a manner that lets us separate the page look and feel from the individual data elements and their associated database lookups. This separation permits frequent changes to product pricing information, reduces software updates for website changes, and minimizes the engineering required to maintain a growing amount of items and content. We use proprietary technology that allows websites with different formats to integrate our online store elements, such as search, vendor and product pages. This technology provides the ability to maintain several web storefronts over a single order processing and customer service system.

     Enterprise Download Manager. For the large enterprise environment, we have developed technology to aid in the distribution of large software products and large numbers of software products. This technology includes server software, which maintains a cache of software downloaded to key locations behind a customer's firewall, and an enhanced version of the Sm@rtCert(TM) technology licensed on a non-exclusive basis from CyberSource, which we offer as an integrated service. We call this integrated service the "Enterprise Download Manager." By distributing caches of software (many of which may be too large to download) to key locations within an enterprise, a large enterprise can ensure that the current release of software is available to its staff with minimal supervision. We can overcome problems of failed download and lost connections by providing a dedicated server to manage and receive the download. By using a local cache, the Enterprise Download Manager satisfies most requests for software updates internally, significantly reducing the amount of network traffic. We use this technology to deliver products electronically. In addition, our Enterprise Download Manager service tracks the transmission of software via digital download. If there is a disruption of the transmission, the Enterprise Download Manager restarts the transmission and completes the interrupted download without restarting the entire download.

     Back Office Processing. The real time nature of fulfilling downloaded software orders adds significant complexity to the design of our back office system. Typical transaction processing systems assume that a physical process must take place to deliver the product. The time required for physical delivery eliminates the need to process orders in real time (as well as the customer's expectation of real time processing). When a customer wants to download the software they purchase via digital download, the customer expects to be able to start downloading within seconds of confirming the transaction. This need for almost instant initiation of delivery impacts the design and operation of our entire back office system. We have automated every element of a sale because we do not have the time needed for human intervention.

     Our transaction processing system incorporates commercially available database components purchased from leading vendors, proprietary software products developed internally and Internet commerce services supplied by CyberSource. This system accepts orders captured by the store engine and processes them according to pre-coded rules, validates each order, screens the order for possible fraud, authorizes the payment method and transmits an electronic message to our approved distributors for physical delivery or allows the customer to digitally download the product following approval of an order. Our customer service representatives can access the entire history of any order or customer online through a Web-based interface. Representatives also can manage an order entirely from within this interface. Our system logs all actions by a customer service representative including the identity of the representative, the actions taken and a time stamp of the action.

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

     Fault Tolerance and Scalable Internet Access. We have designed our systems for automatic transfer to back-up systems in the event of a failure. We also have equipped our systems with fully automated reporting tools. These tools provide automated trouble notification and detailed event logging. We maintain a minimum of two of each critical production system. For distributed systems such as web servers, as many as 30 systems may be active. A load distribution system monitors traffic to each server. Should a system fail to respond to a request, the automated distribution system redistributes traffic among the remaining machines with no loss of user functionality. Standby systems that monitor the health of the live machine automatically take over in the event of a failure of our firewall and load distribution system. After correcting the problem, these automated systems then notify technical staff by pager so our staff can replace or repair the failed system.

     We contract with a hosting provider that specializes in providing scalable business solutions to high volume Internet sites for mission critical Internet connectivity. We contract with the hosting provider to deliver a secure platform for server hosting with non-interruptible power supply and back up generators, fire suppression, raised floors, heating ventilation and air conditioning, separate cooling zones, seismically braced racks, 24-hours-a-day, seven-days-a-week operations and high levels of physical security. We connect our systems to a high speed Internet connection with multiple, redundant interconnects to key backbone locations.

     Notwithstanding these precautions, we cannot assure you that the security mechanisms used by us, our suppliers or our Internet provider will prevent security breaches or service breakdowns. Despite the network security measures we have implemented, our servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. A disruption involving our servers of could lead to interruptions or delays in service, loss of data, or inability to accept and fulfill customer orders. Any of these events may materially and adversely affect our business, results of operations and financial condition.

COMPETITION

     We face competition primarily on three fronts: e-commerce service vendors of various types, government resellers and systems integrators, and online resellers of software and computer peripherals.

     e-Commerce Service Vendors. The e-commerce business-to-business outsourcing marketplace for building and managing web stores is new, rapidly evolving and intensely competitive. We expect competition to intensify in the future as current and new competitors potentially launch new e-commerce services that offer a variety of outsourcing options to businesses. We compete directly with full-service e-commerce service providers such as Digital River, ReleaseNow, and Aqueduct (formerly BuyNow) and internal solutions providers such as BroadVision and Intershop that develop e-commerce products that are implemented and managed in-house rather than outsourced. We indirectly compete with consulting firms, who build custom solutions for clients with very specific requirements, and point product providers, who supply only part of the e-commerce solution (e.g., customer support or transaction processing). Beyond.com's main competitors for eStores come from companies in the highest performing full-service e-commerce service providers and packaged solutions providers categories. Some of our other competitors include Escalate, Propel, and Vcommerce.

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

     - rapid online store building time;

     - operational and service performance excellence in the areas of customer support and site uptime;

     - offering additional services, including fraud elimination services;

     - providing a one-stop solution through key partnerships with companies such as CyberSource, Preview Systems and Ingram Micro that allow companies to outsource some of their services and alleviate internal resources; and

     - expertise in integrating with a client's infrastructure.

     Certain of our actual or potential competitors have longer operating histories and larger customer bases than we do. In addition, some of our current or potential competitors have greater financial, marketing and other resources than we do.

     In addition, as more businesses turn to e-commerce outsourcers to market and sell their products online, other entities may:

     - acquire online competitors;

     - invest in online competitors; or

     - form joint ventures with online competitors.

     Certain of our actual or potential competitors, such as Digital River, ReleaseNow, NetSales, Network Commerce and Aqueduct, may be able to:

     - secure key partnerships with vendors that allow them to outsource their services at a better price than we can;

     - secure key partnerships that enable them greater access to potential customers;

     - devote greater resources to marketing and promotional campaigns;

     - adopt more aggressive pricing or services models to build market share;
       or

     - devote substantially more resources to grow and improve their e-commerce outsourcing offerings than we can.

     Government Resellers and Systems Integrators. In the government systems marketplace, competitors such as Software Spectrum, GTSI, ASAP, CDW-G, SoftMart, GMR, MA Federal, SHI.com, and Corporate Software & Technology have greater experience in selling software to the large enterprise market than we do. Further, they have more sophisticated infrastructure and larger sales teams than we do.

     Online Resellers of Software and Computer Peripherals. For website competition, we expect challenges from current online resellers, such as Amazon.com, Buy.com, CompUSA, Cyberian Outpost, and Egghead, which may have longer operating histories, larger customer bases and greater financial, marketing, and other resources than we do. In addition, new technologies or the expansion of existing technologies, such as price comparison programs that select specific titles from a variety of websites, may direct customers to online software resellers that compete with us.

     In summary, increased competition may cause us to reduce pricing or increase service and marketing expenses that could reduce operating margins and funds available to improve our technology and promote our businesses. We cannot assure you that we can compete successfully against current and future competitors. Failure to compete successfully against our current and future competitors could materially and adversely affect our business.

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

EMPLOYEES

     As of December 31, 2000, we employed approximately 169 employees. We also employ independent contractors and other temporary employees. Labor unions do not represent any of our employees. We consider our employee relations to be good. Competition for qualified personnel in our industry is intense, particularly for software development and other technical staff. We believe that we need to continue to attract, hire and retain qualified personnel to be successful in the future.

ITEM 2. PROPERTIES

FACILITIES

     Our corporate headquarters is a subleased property located in Santa Clara, California. We also lease or sublease additional office space facilities in certain locations in the United States. The following is a summary of the office space square footage that we are leasing by location:

                                                                                    SQUARE
           LOCATION                                BUSINESS USE                     FOOTAGE
           --------                                ------------                     -------
Santa Clara, California........  Company Headquarters and Primary Administrative,   104,540*
                                 Engineering and Marketing Facility
Reston, Virginia...............  Government Sales Office                              6,414
Portland, Oregon...............  Customer Service Center                              3,233

---------------
* We have subleased 41,100 square feet of the 104,540 square feet that we have leased for use as our corporate headquarters.

ITEM 3. LEGAL PROCEEDINGS

     On July 7, 2000, Softmat, LLC filed a complaint against us in the United States District Court, Central District of California, alleging that our merchandising systems for computer software infringe a patent held by Softmat. The complaint seeks monetary damages, treble damages, injunctive relief and attorney's fees for willful infringement. We believe that the patent is not valid, and that we do not infringe it. We have reached an agreement in principle with Softmat to settle this matter for a cash payment of approximately $25,000 and a warrant to purchase 200,000 shares of our common stock at a price of 105% of the market value as of December 12, 2000. Because the settlement agreement has not been finalized, we cannot assure you that the proposed settlement will be consummated. If a settlement is not reached, we intend to continue our defense. However, the litigation process is inherently uncertain. Patent litigation is particularly complex and can extend for a protracted time, which can substantially increase the cost of litigation. Regardless of the eventual outcome, our defense of this litigation may be costly and time consuming. Should the outcome of the litigation be adverse to us, we could be required to pay significant monetary damages and could be enjoined from selling our products that infringe Softmat's patent, unless we are able to negotiate a license from Softmat. In the event we obtain a license from Softmat, we would likely be required to make royalty payments with respect to sales of our products covered by the license. Any such payments would increase our cost of revenues and reduce our gross profit. If we are required to pay significant monetary damages, are enjoined from selling any of our products or are required to make substantial royalty payments pursuant to any such license agreement, then our business would be harmed significantly.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Beyond.com Corporation Common Stock is quoted on the Nasdaq Stock Market under the symbol "BYND". The following table sets forth the range of high and low closing sales prices for each period indicated:

                                                              HIGH      LOW
                                                             ------    ------
FISCAL YEAR 1998
  Second Quarter (from June 17,1998).......................  $19.94    $13.19
  Third Quarter............................................  $19.94    $ 8.38
  Fourth Quarter...........................................  $29.06    $ 6.31
FISCAL YEAR 1999
  First Quarter............................................  $38.50    $21.80
  Second Quarter...........................................  $35.50    $17.44
  Third Quarter............................................  $30.00    $12.25
  Fourth Quarter...........................................  $15.25    $ 7.50
FISCAL YEAR 2000
  First Quarter............................................  $ 8.50    $ 4.28
  Second Quarter...........................................  $ 3.88    $ 1.34
  Third Quarter............................................  $ 1.66    $ 0.78
  Fourth Quarter...........................................  $ 1.00    $ 0.13

     The Company had approximately 390 stockholders of record as of December 31, 2000. The Company has not declared or paid any cash dividends on its common stock and presently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                                                            YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                2000       1999(2)      1998      1997      1996
                                              ---------   ---------   --------   -------   -------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA
Net revenues................................  $ 119,752   $ 120,164   $ 36,650   $16,806   $ 5,858
Cost of revenues............................    104,215     104,172     31,074    14,873     5,137
                                              ---------   ---------   --------   -------   -------
Gross profit................................     15,537      15,992      5,576     1,933       721
Operating expenses:
  Research and development..................      8,059      10,385      4,140     1,060       431
  Sales and marketing.......................     42,030      81,349     27,206     1,696       704
  General and administrative................     11,958      12,319      3,801     1,087       450
  Goodwill, other intangible assets and
     deferred compensation amortization.....     38,965      36,745      1,565        --        --
  Restructuring.............................     13,707          --         --        --        --
                                              ---------   ---------   --------   -------   -------
          Total operating expenses..........    114,719     140,798     36,712     3,843     1,585
                                              ---------   ---------   --------   -------   -------
Loss from operations........................    (99,182)   (124,806)   (31,136)   (1,910)     (864)
Interest and other income (expense), net....     (6,864)         41         63       167        85
                                              ---------   ---------   --------   -------   -------
Loss before extraordinary gain on debt
  exchange..................................   (106,046)   (124,765)   (31,073)   (1,743)     (779)
Extraordinary gain on debt exchange.........     45,176          --         --        --        --
                                              ---------   ---------   --------   -------   -------
Net loss....................................  $ (60,870)  $(124,765)  $(31,073)  $(5,359)  $(1,515)
                                              =========   =========   ========   =======   =======
Basic and diluted net loss per share from
  continuing operations(1)..................  $   (1.56)  $   (3.67)  $  (1.65)  $ (0.21)  $ (0.10)
                                              =========   =========   ========   =======   =======
Basic and diluted net loss per share from
  discontinued operations(1)................         --          --         --     (0.40)    (0.08)
                                              ---------   ---------   --------   -------   -------
Basic and diluted net loss per share(l).....  $   (1.56)  $   (3.67)  $  (1.65)  $ (0.61)  $ (0.18)
                                              =========   =========   ========   =======   =======
Number of shares used in computing basic and
  diluted net loss per share(1).............     38,970      34,039     18,900     9,000     9,000
                                              =========   =========   ========   =======   =======

                                                                  DECEMBER 31,
                                               ---------------------------------------------------
                                                 2000       1999       1998       1997      1996
                                               --------   --------   --------   --------   -------
CONSOLIDATED BALANCE SHEET DATA
Cash, cash equivalents, and short-term
  investments(3).............................  $  5,513   $ 66,313   $ 81,548   $  2,571   $ 3,737
Working capital (deficiency).................     9,842     68,093     80,128      1,093     3,543
Total assets.................................   139,596    220,376    109,904      9,586     5,691
Long-term obligations, net of current
  portion....................................    12,373     63,260     63,250         99       105
Redeemable convertible preferred stock.......        --         --         --     12,565     6,395
Stockholders' equity (net capital
  deficiency)................................  $ 77,192   $127,512   $ 24,723   $(11,191)  $(2,409)

---------------
(1) For explanation of the calculation of per share amounts, see Note 1 of Notes to Consolidated Financial Statements.

(2) The 1999 results include the results of operations of BuyDirect.com from its date of acquisition, March 30, 1999.

(3) As of December 31, 2000, cash and cash equivalents include $2 million in restricted cash.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     In January of 2000, we announced a strategic decision to refocus our Company from a consumer-retail focused company in the business-to-consumer ("B2C") market to a business-to-business ("B2B") e-commerce services company. Thus, instead of high-cost advertising, aimed at building Beyond.com as a consumer brand, we refocused resources for the designing, building and operating of online stores for clients, software publishers, system builders and OEMs that already had brand recognition, but preferred to outsource their online store.

     A new senior management team was recruited during the second and third quarter of 2000 to drive this strategic transition from B2C to B2B. We are now focused on two key businesses, eStores and Government Systems. eStores is a business where we design, build, operate and manage online stores for enterprises that wish to extend their selling reach through the Internet. Our Government Systems business provides digitally downloadable software to U.S. Government Agencies, and manages software licenses on behalf of those agencies.

     As part of this refocus, we reduced our workforce by approximately 75 employees in January 2000, or approximately 20% of our total workforce, consolidated facilities and disposed of excess capital assets. Additionally, we have terminated marketing agreements focused on generating consumer sales with AOL, CNET, Excite, Network Associates, Roadrunner, Yahoo! and ZDNet at a cost of approximately $10.1 million in termination fees and associated prepaid and intangible assets write-offs. These costs were recorded as part of a restructuring charge of $13.7 million in the first quarter of 2000. The workforce reduction, facilities consolidation and termination of marketing agreements lowered operating expenses and reduced cash obligations in 2000 as compared to 1999. Our workforce has decreased by approximately 58% from approximately 389 employees as of December 31, 1999 to approximately 169 employees at December 31, 2000. During 2000, our operating expenses were approximately 28% less than operating expenses in 1999, excluding the $13.7 million restructuring charge. We are committed to business process and productivity improvement and thus expect to effect further reductions in operating expenses and cash obligations.

  eStore Group

     Our eStore Group designs, builds and manages online sites that enable software developers, hardware manufacturers and systems OEMs to launch a full-service web store at a substantially lower total cost than they would incur if they had developed a similar system internally. Businesses can choose from an array of services, including website design and construction, transaction processing, physical and electronic order fulfillment, customer support, marketing, merchandising support, fraud management, tax payment, currency conversion and reporting. Our current eStore customers include Actsoftware, Borland, Electric Rain, McAfee.com and Microsoft.

     We derive revenue for our eStore Group from two different business models. The first model, where we earn revenues by reselling the products of our eStore customers, is a traditional reseller model that is characterized by higher per transaction revenue but lower margins. The second model, where we are paid fees based on the transactions that we complete and the services that we render, is a transaction and services model, which typically has lower revenues per transaction but a potential for higher gross margins. In the near term, we expect our gross margins to fluctuate around recent historical levels, depending on the mix of these two models in any given period. It is our policy to allow each client to select which of the two business models, traditional reseller or the transaction model, to use for their online store. This selection process makes it difficult to forecast revenues and therefore, we intend to focus on gross margin dollars as the key metric in measuring the sustainable growth of our company.

  Government Systems Group

     Our Government Systems Group provides digitally downloadable software, digital asset management, and related services to a list of U.S. Government agencies including the Internal Revenue Service, Office of the Comptroller of the Currency, Bureau of Engraving and Printing, Office of Thrift Supervision, Defense Logistics Agency, National Imagery and Mapping Agency, Patent and Trademark Office, Department of Treasury and the Department of Defense. Over 60% of our U.S. Government related revenues in the year ended December 31, 2000 were derived from multiple year contracts (two to five years) to supply specific software at agreed upon pricing.

  Website

     Our online store (www.beyond.com), offers customers a comprehensive selection of software and computer related products, customer reviews, customer service, and competitive prices. We deliver software to customers over the Internet via digital download or by physically delivering the shrink-wrap software package. De-emphasis on advertising to promote our brand and reallocation of resources to the eStore Group has resulted in reduced revenues for the website segment of our business.

  General

     Each year since inception, we have incurred significant net losses. These annual net losses increased from $31.1 million in 1998 to $124.8 million in 1999. Net loss in 2000 decreased when compared to 1999 to $105.9 million, excluding an extraordinary gain of $45.2 million, as a result of our restructuring, lower headcount, reduced advertising and business model transition. However, the de-emphasis on advertising to promote our brand and our reallocation of resources to the eStore business resulted in dramatically reduced revenues derived through our proprietary website, which could lead to continuing or increasing losses, if the market does not accept our eStore product. In addition, as a result of the BuyDirect.com merger, we recorded approximately $136.5 million in goodwill and other intangible assets, which will be amortized through 2002, or earlier, and will therefore adversely affect our results of operations during that period. We believe that we will not generate additional earnings sufficient to recover the amount of goodwill and other intangible assets recorded during the period in which they are amortized.

     Our ability to become profitable depends on our ability to manage expenses and to generate and sustain higher gross margin dollars. If we do achieve profitability, we cannot assure you that we will sustain or increase profitability on a quarterly or annual basis in the future. Our goal is to achieve "break even" on an earnings before interest, taxes, depreciation and amortization ("EBITDA") basis, excluding certain one-time gains and losses, by approximately the first quarter of 2002. In order to achieve EBITDA break even, we must be able to raise substantial capital in 2001. Current and future expense levels, which are largely fixed, are based upon operating plans and estimates of future revenues. In view of the rapidly evolving nature of the industries in which we are engaged, and our limited operating history, it is difficult to reliably forecast revenues. Therefore, we believe that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as the sole indicator of our future performance. If we cannot achieve and sustain operating profitability or positive cash flows from operations, we may be unable to meet our debt service obligations or working capital requirements, which would adversely effect our business.

  Acquisition of BuyDirect.com

     On March 30, 1999, a wholly owned subsidiary of Beyond.com merged with and into BuyDirect.com, an online software retailer for consumers and business customers. Upon the closing of this merger, Beyond.com issued 4,930,123 shares of its common stock to BuyDirect.com's stockholders in exchange for their outstanding shares of BuyDirect.com common and preferred stock. Beyond.com assumed options to purchase 281,757 shares of its common stock in connection with the merger. We accounted for the merger using the purchase method of accounting. The purchase price of approximately $138.9 million included the fair market value of the common stock of $120.5 million, the fair value of the fully vested options assumed of $2.7 million, liabilities assumed of $13.0 million and the acquisition costs incurred in connection with the merger. The fair value of the unvested options assumed of $4.6 million has been recorded as deferred compensation. The intangible assets resulting from the merger are being amortized to expense over the estimated useful lives of one to three and one half years. Goodwill and other intangible asset amortization expense for the years ended December 31, 2000 and 1999 were approximately $38.5 million and $34.1 million, respectively.

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

     On April 25, 2000, the Company entered into an agreement to return 80.01% of Beyond.com's ownership of SoftGallery to the previous SoftGallery stockholders. Under the terms of this agreement, Beyond.com issued approximately 177,000 additional shares of its common stock and paid cash of $125,000 to SoftGallery shareholders in order to replace and supercede obligations associated with the original acquisition. Beyond.com's cost basis for its remaining 19.99% investment in SoftGallery is $2.0 million, which includes the net cost of the initial purchase of approximately $1.4 million and the additional divestiture cost of approximately $600,000. Beyond.com retained no significant influence over the day-to-day operations of SoftGallery under terms of this agreement. The Company is accounting for its 19.99% investment in SoftGallery under the cost method. During the fourth quarter of 2000, the Company wrote-off its investment in SoftGallery due to impairment based on an analysis of SoftGallery's financial condition for approximately $1.5 million and recorded the charge in other expenses.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage relationship of certain items from our consolidated statement of operations to total net revenues.

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                             2000      1999     1998
                                                             -----    ------    -----
Net revenues...............................................  100.0%    100.0%   100.0%
Cost of revenues...........................................   87.0      86.7     84.8
                                                             -----    ------    -----
Gross profit...............................................   13.0      13.3     15.2
Operating expenses:
  Research and development.................................    6.7       8.6     11.3
  Sales and marketing......................................   35.1      67.7     74.2
  General and administrative...............................   10.0      10.3     10.4
Goodwill, other intangible assets and deferred compensation
  amortization.............................................   32.5      30.6      4.3
  Restructuring............................................   11.4        --       --
                                                             -----    ------    -----
          Total operating expenses.........................   95.7     117.2    100.2
                                                             -----    ------    -----
Loss from operations.......................................  (82.7)   (103.9)   (85.0)
Interest income (expense), net.............................   (5.7)      0.1      0.2
                                                             -----    ------    -----
Loss before extraordinary gain on debt exchange............  (88.4)   (103.8)   (84.8)
Extraordinary gain on debt exchange........................   37.7        --       --
                                                             -----    ------    -----
Net loss...................................................  (50.7)%  (103.8)%  (84.8)%
                                                             =====    ======    =====

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000 AND 1999

     Net Revenues. Revenues from the sale of software, net of estimated returns, are recognized when persuasive evidence of an arrangement exists, either shipment of the physical product or delivery of the electronic product has occurred, fees are fixed and determinable, and collectibility is considered probable. Sales of software under contracts with the U.S. Government require us to provide continuing service, support and performance. Accordingly, the related revenues and costs are deferred and recognized over the period that the service, support and performance are provided. Revenues derived from website hosting and transaction processing are recognized as the services are provided. Cost of deferred revenue relates to software licenses purchased from software developers for sales to U.S. Government agencies.

     In the quarter ended December 31, 2000, we adopted FASB's Emerging Issues Task Force 00-10 "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"), which provides guidance for the classification of revenues and costs for shipping and handling fees. All revenue and cost of revenue amounts have been reclassified to conform with the adoption of EITF 00-10. The adoption of EITF 00-10 had no impact on our gross profit or net loss.

     Our revenues can be categorized into the following three segments:

          eStore revenue was $46.7 million in 2000, compared to $25.7 million in 1999. The increase was primarily the result of growth and expansion in our McAfee and Symantec eStores and the addition of new eStore customers, including CADopia, Borland, Microsoft, and Sonic. eStore revenue represented 39.0% of total revenue in 2000, compared to 21.4% of total revenue in 1999. As of January 2, 2001, we discontinued our contract to provide eStore services to Symantec. For the year ended December 31, 2000, Symantec eStore related revenues comprised approximately 24% of our total revenues. As such, we believe that the discontinuance of Symantec revenues will have an adverse affect on our revenue in future periods, and while we also believe that the variable and infrastructure costs savings that can be realized from the discontinuance of the Symantec contract will be greater than the related loss of gross margins, we can not assure that it will not adversely affect our business and results of operations.

          Government Systems revenue was $49.3 million in 2000, compared to $29.7 million in 1999. The increase in 2000 was primarily the result of the expansion of existing U.S. Government agency contracts, including the Defense Logistics Agency, Internal Revenue Service, Patent and Trademark Office, Department of Treasury and National Imagery and Mapping Agency. Government Systems revenue represented 41.1% of total revenue in 2000, compared to 24.8% of total revenue in 1999.

          Website revenue was $23.8 million in 2000, down from $64.7 million in 1999. The decrease in 2000 was primarily the result of the change in our business focus and reduction in advertising and branding our proprietary website. Website revenue represented 19.9% of total revenue in 2000, compared to 53.8% of total revenue in 1999.

     Gross Profit and Gross Margin. Gross profit consists of revenues net of direct costs of sales, which consist primarily of the costs of software and software licenses sold to consumer and corporate customers, related credit card processing fees, and the costs of software licenses and software updates provided to U.S. Government agencies. Gross profit was $15.5 million in 2000, compared to $16.0 million in 1999. This decrease was primarily the result of a change in sales mix, as the lower margin Government Systems sales business grew to a larger overall portion of sales during 2000, while higher margin website sales decreased (See Note 4 of Notes to Consolidated Financial Statements).

     Gross margin (gross profit as a percentage of net revenues) decreased from 13.3% in 1999 to 13.0% in 2000. This decrease was primarily the result of a change in sales mix, as the lower margin Government Systems sales business grew to a larger overall portion of sales during 2000, while higher margin website sales decreased.

     Research and Development Expenses. Research and development expenses primarily consist of personnel and other expenses associated with developing and enhancing our websites as well as associated facilities related expenses. Research and development expenses decreased from $10.4 million in 1999 to $8.1 million in 2000, primarily as a result of a decrease in personnel-related costs. These expenses decreased as a percentage of net revenues from 8.6% in 1999 to 6.7% in 2000. We expect research and development expenses to decrease in 2001 from 2000 levels.

     Sales and Marketing Expenses. Sales and marketing expenses consist primarily of costs associated with promoting our eStore and Government Systems Groups, including personnel-related expenses. During the first quarter of 2000 we terminated our existing marketing agreements with AOL, CNET, Excite, Network Associates, Roadrunner, Yahoo! and ZDNet for a cost of approximately $10.1 million in termination fees and write-offs associated with prepaid and intangible assets, which we charged to restructuring expense (See Notes 2 and 5 of Notes to Consolidated Financial Statements). As a result, we are no longer obligated to make payments under these agreements in any future periods. These marketing agreements represented 27% of the sales and marketing expenses in 1999. Sales and marketing expenses decreased from $81.3 million in 1999 to $42.0 million in 2000, primarily as a result of the cancellation of marketing agreements in the first quarter of 2000 and our reduction in website advertising. These expenses also decreased as a percentage of net revenues from 67.7% in 1999 to 35.1% in 2000. We expect sales and marketing expenses to decrease in 2001 from 2000 levels.

     General and Administrative Expenses. General and administrative expenses consist primarily of personnel expenses, legal and accounting expenses and corporate facility-related expenses. General and administrative expenses decreased from $12.3 million 1999 to $12.0 million in 2000, primarily associated with changes in personnel-related costs. These expenses also decreased as a percentage of net revenues from 10.3% in 1999 to 10.0% in 2000. We expect general and administrative expenses to decrease in 2001 from 2000 levels.

     Amortization of Goodwill, Other Intangible Assets and Deferred Compensation. Expenses associated with the amortization of goodwill, other intangible assets and deferred compensation related to the acquisition of BuyDirect.com in March 1999 and the grant of stock options increased from $36.7 million in 1999, to $39.0 million in 2000. This increase was primarily the result of a full year of goodwill and other intangible assets amortization in 2000. The goodwill and other intangible assets associated with the BuyDirect.com acquisition will be fully amortized in 2002. There may be additional goodwill and other intangible assets amortization charges if additional mergers are completed.

     We perform a review of our goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. We have not recorded an adjustment to the carrying value of these assets at December 31, 2000. We will continue to review for potential indicators of impairment in future periods, and may make adjustments to these assets if certain indicators exist.

     Interest and Other Income. Interest and other income consists primarily of earnings on our cash and short-term investments. Interest and other income decreased from $5.1 million in 1999 to $2.1 million in 2000 as a result of a decrease in our cash and short-term investment balances.

     Interest and Other Expense. Interest and other expense primarily consists of interest costs related to our 7 1/4% and 10 7/8% convertible subordinated notes and other financing obligations. Interest and other expense increased from $5.1 million in 1999 to $8.9 million in 2000, primarily due to note accretion related to our 10 7/8% convertible subordinated notes from the initial recorded fair value on September 11, 2000 to the principal amount due December 1, 2003. (See Note 6 of Notes to Consolidated Financial Statements).

     Extraordinary Gain on Debt Exchange. During the third quarter of 2000, we consummated an offer to exchange our outstanding 7 1/4% Convertible Subordinated Notes due December 1, 2003 ("the "Old Notes") for our 10 7/8% Convertible Subordinated Notes due December 1, 2003 (the "New Notes"). As a result of the exchange, approximately $62.3 million in principal amount of Old Notes were exchanged for approximately $41.6 million in principal amount of New Notes. The New Notes were recorded at fair value on our balance sheet. The exchange resulted in an extraordinary gain of approximately $45.2 million. (See Note 6 of Notes to Consolidated Financial Statements).

     Income Taxes. We incurred a net operating loss for 2000 and for 1999, with no current tax benefit. As a result, in these periods no provision for income taxes has been recorded. As of December 31, 2000, for federal income tax purposes we had approximately $209.1 million of net operating loss carryforwards, which expire between 2002 and 2020. Based on application of criteria outlined in Statement of Financial Accounting Standards No. 109 (FAS
109) to our limited operating history, losses incurred to date, and the difficulty in accurately predicting our future operating results, we have recorded a full valuation allowance against our deferred income tax assets for 1999 and 2000. Additionally, any attempt by us to utilize such net operating loss carryforwards and any tax credit carryforwards may be subject to a substantial annual limitation imposed by ownership change provisions of the Internal Revenue Code of 1986, as amended, and by similar state provisions. Such annual limitation may result in the expiration of net operating loss carryforwards and tax credits before utilization. (See Note 12 of Notes to Consolidated Financial Statements).

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

     Net Revenues. eStore revenue was $25.7 million in 1999, compared to $1.7 million in 1998. The increase in 1999 was primarily the result of the addition of a number of new eStore customers, including Compaq Computer, HP Shopping Village, My Software and Symantec; and the fact that our eStore service was relatively new in 1998 with revenue only in the fourth quarter of 1998. eStore revenue represented 21.4% of total revenue in 1999, compared to 4.7% of total revenue in 1998.

     Government Systems revenue was $29.7 million in 1999, compared to $10.5 million in 1998. The increase in 1999 was primarily the result of the addition of a number of new contracts with U.S. Government agencies, including the Bureau of Engraving and Printing, Department of Defense, Internal Revenue Service, and Patent and Trademark Office, as well as the expansion of existing contracts. Government systems revenue represented 24.8% of total revenue in 1999, compared to 28.7% of total revenue in 1998.

     Website revenue was $64.7 million in 1999, compared to $24.4 million in 1998. The increase in 1999 was primarily the result of the acquisition of BuyDirect and our aggressive marketing and advertising campaign. Website revenue represented 53.8% of total revenue in 1999, compared to 66.6% of total revenue in 1998.

     Gross Profit and Gross Margin. Gross profit was $16.0 million in 1999, compared to $5.6 million in 1998. The increase in 1999 was primarily the result of increases in revenues resulting from the acquisition of BuyDirect.com, an aggressive marketing and advertising campaign, the addition of a number of new eStore customers and the addition of a number of new contracts with U.S. Government agencies.

     Gross margin decreased from 15.2% in 1998 to 13.3% in 1999. This decrease primarily resulted from an increase in consumer rebate programs along with an increase in lower margin government business during 1999.

     Research and Development Expenses. Our research and development expenses increased from $4.1 million in 1998 to $10.4 million in 1999, primarily as a result of an increase in personnel-related costs of $7.0 million. These expenses decreased as a percentage of net revenues from 11.3% in 1998 to 8.6% in 1999. The increase in absolute spending was the result of increases in our personnel and depreciation on computer equipment. The decrease in spending as a percentage of revenue was due to faster growth in revenues versus expenses.

     Sales and Marketing Expenses. Our sales and marketing expenses consisted primarily of advertising expenditures and costs associated with promoting our websites, including personnel and related expenses. In addition, expenditures associated with our strategic marketing alliances are included in sales and marketing expenses. Our sales and marketing expenses increased significantly from $27.2 million in 1998 to $81.3 million in 1999. These expenses decreased as a percentage of net revenues from 74.2% in 1998 to 67.7% in 1999. The absolute dollar spending for these expenses increased as the result of increased costs associated with strategic marketing alliances of $21.9 million, branding and marketing campaigns of $19.9 million, and an increase in personnel to support increased sales and marketing activity of $17.4 million.

     General and Administrative Expenses. Our general and administrative expenses increased from $3.8 million in 1998 to $12.3 million in 1999. These expenses increased as a percentage of net revenues from 10.4% in 1998 to 10.3% in 1999. The increase in absolute dollars was primarily the result of increased personnel-related costs of $7.4 million and facilities-related expenses of $1.3 million associated with the hiring of additional personnel, as well as legal and accounting fees of $2.1 million associated with strategic initiatives conducted during the year.

     Amortization of Goodwill, Other Intangible Assets and Deferred Compensation. As a result of the BuyDirect.com merger on March 30, 1999, we recorded $136.5 million of goodwill and other intangible assets. In 1999 we amortized $34.1 million of this goodwill and other intangible assets. We recorded deferred compensation during 1999 of $4.6 million in conjunction with our BuyDirect.com merger and deferred compensation in 1998 of $3.8 million in connection with certain stock options granted prior to our initial public offering. During 1999, we amortized $2.5 million of deferred compensation to expense and recorded a further reduction in deferred compensation of $2.8 million as a result of employee terminations.

     Interest and Other Income. Interest and other income consists primarily of earnings on our cash and short-term investments. Interest income increased from $1.4 million in 1998 to $5.1 million in 1999 as a result of an increase in our cash and short-term investment balances.

     Interest Expense. Interest expense primarily consists of interest costs related to our 7 1/4% convertible subordinated notes and other financing obligations. Interest expense increased from $1.3 million in 1998 to $5.1 million in 1999, primarily due to a full year's interest expense recorded in 1999 related to our 7 1/4% convertible subordinated notes that were issued in November and December of 1998.

     Income Taxes. No provision for income taxes has been recorded due to operating losses with no current tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

     From inception through December 31, 2000, we financed our operations primarily through private sales of preferred stock, our initial public offering in June 1998 of 5,750,000 shares of our common stock, our second public offering in April 1999 of 3,000,000 shares of our common stock, and the sale of convertible notes in

November and December 1998. We raised cumulative net cash proceeds totaling $14.8 million through private sales of preferred stock. In June 1998, we received net proceeds of $48.8 million from our initial public offering and a concurrent sale of common stock to AOL. In 1998, we also raised net cash proceeds totaling approximately $63.3 million through the sale of our 7 1/4% convertible subordinated notes ("7 1/4 Notes"). In April 1999 we received net proceeds of $98.5 million from our second public offering. On September 11, 2000, we consummated an offer to exchange our 10 7/8% convertible subordinated notes ("10 7/8 Notes") for our outstanding 7 1/4% Notes. The exchanged resulted in approximately $62.3 million of 7 1/4% Notes being exchanged for approximately $41.6 million of 10 7/8% Notes. The 10 7/8% Notes were recorded at fair market value on the date of exchange on our balance sheet.

     In April 2001, we received a firm commitment from a key vendor relating to $12 million in trade payables which would be restructured to a note payable (the "Vender Note"). The commitment includes two payments of $1 million each in principal plus interest due on July 2, 2001 and October 1, 2001 with the balance plus interest due January 2, 2002. Interest accrues on the Vender Note at a rate of prime plus 1%. We are committed to repay the Vender Note on an accelerated basis to the extent that we borrow money under a non-current borrowing arrangement from any party other than the payee (other than any revolving credit lines or agreements previously existing on the date hereof) and to the extent that we raise capital through the sale of equity or debt securities.

     As of December 31, 2000, we had approximately $3.5 million of cash and cash equivalents compared to $66.3 million of cash, cash equivalents and short-term investments at December 31, 1999. We believe that our cash and cash equivalents at December 31, 2000 combined with anticipated receipts of outstanding accounts receivable and the Vender Note will be sufficient to meet our anticipated needs for working capital and capital expenditures until January 2002. The equity drawdown facility (as described below) could provide additional funding. However, if we are unable to secure other types of financing, and our stock price and trading volume remain at current levels or decrease, then we may not be able to drawdown sufficient capital to meet a $10 million payment obligation in the beginning of January 2002.

     We used net cash of $53.6 million in operating activities in 2000. Our cash used in operating activities in 2000 was primarily comprised of the net effect of:

     - a net loss of $60.9 million adjusted by non-cash charges for depreciation and amortization, including amortization of goodwill, other intangible assets and deferred compensation of $39.0 million and an extraordinary gain on debt exchange of $45.2 million;

     - an increase in accounts receivable totaling $15.1 million primarily related to the U.S. Government agency receivables; and

     - an increase in accounts payable totaling $11.4 million and deferred revenue totaling $12.6 million primarily related to the costs associated with our U.S. Government agency revenues.

     We received net cash of $48.1 million from investing activities primarily related to sales of short-term investments in 2000.

     We used net cash of $2.6 million in 2000 for financing activities primarily related to costs associated with the debt exchange and restricted cash for vendor collateral partially offset by proceeds from stock option exercises and employee purchases of our common stock.

AN OVERVIEW OF THE EQUITY DRAW DOWN FACILITY

     On October 30, 2000, we entered into a common stock purchase agreement with Investwell Investments Limited ("Investwell"). This agreement establishes what is sometimes termed an equity line or an equity drawdown facility.

     In general, the equity drawdown facility operates in the following manner: the investor, Investwell, has committed to provide us up to $40 million as we request it over a 12 month period, in return for common stock we issue to Investwell. Once every 22 trading days, we may request a draw. The amount that we can drawdown upon each request must be at least $100,000 but no more than $5,000,000. The maximum amount we can actually drawdown for each request is also limited to 4.5% of the weighted average price of our common stock for the three months prior to our request multiplied by the total trading volume of our common stock for the three months prior to our request.

     The per share dollar amount that Investwell pays for our common stock for each drawdown includes a 5% discount to the average daily market price of our common stock for each day during the 22-trading day period after our drawdown request, weighted by trading volume. We will receive the amount of the drawdown less an escrow agent fee of $1,500 and a placement fee equal to 2% of the gross proceeds payable to the placement agent, Ladenburg Thalmann & Co., Inc. ("Ladenburg"), which introduced Investwell to us. Ladenburg is not obligated to purchase any of our shares.

     The listing requirements of The Nasdaq National Market prohibit us from issuing 20% or more of our issued and outstanding common shares in a single transaction if the shares may be issued for less than the greater of market value or book value, unless we get stockholder approval. Based on shares of common stock issued and outstanding on October 30, 2000, we may not issue more than 7,469,588 shares to Investwell pursuant to the equity drawdown facility, without the approval of our stockholders.

     In addition, the common stock purchase agreement does not permit us to drawdown funds if the issuance of shares of common stock to Investwell pursuant to the drawdown would result in Investwell owning more than 9.9% of our outstanding common stock on the drawdown exercise date.

     On March 1, 2001, we issued a drawdown notice to Investwell pursuant to the common stock purchase agreement. This notice offered to sell up to $200,000 of our common stock to Investwell based on the 22 trading day period beginning on March 5, 2001 and ending on April 3, 2001, but at a price not less than $0.32 per share. During the first 11 trading days, Investwell purchased a total of 333,998 shares of our common stock at an average purchase price of $0.3266 per share. As a result of these purchases, Investwell paid and released from escrow to us aggregate proceeds of $107,591. Additionally, Ladenburg received $2,182 as a placement fee in connection with this drawdown.

                           FORWARD-LOOKING STATEMENTS

     The statements contained in this Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include, without limitation, statements regarding our expectations, objectives, anticipations, plans, hopes, beliefs, intentions, goals or strategies regarding the future. In some cases, you can identify forward-looking statements by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," "believes," or "continue," or the negative thereof or other comparable terminology. Forward-looking statements include, without limitation, the statements regarding
(i) the high demand for e-commerce services, such as our eStore product which allows companies to set up a full-service online store on the Internet; (ii) the demand for our proprietary Enterprise Download Manager service which allows information technology managers to rapidly deploy, maintain, and update software throughout a large enterprise; (iii) our belief that the e-commerce services market is growing and that businesses will want to expand their product offerings on the web using our eStore product; (iv) our belief that our long-term success will depend on our ability to grow our eStore and Government Systems Groups; (v) our belief that our current facilities will be adequate through 2001; (vi) the statements regarding our expectation that research and development, sales and marketing, and general and administrative expenses in absolute dollars will likely decrease in future periods and that our gross margins will fluctuate around recent historical levels; (vii) our belief that our existing resources, together with cash generated from our operations, will be sufficient to meet its capital requirements through December 31, 2001; (viii) our expectation that the sale of software products to U.S. Government agencies may continue to account for a high percentage of revenues for the foreseeable future; (ix) our ability to provide a highly reliable and seamless procurement experience for our retail customers; (x) our intent to aggressively apply our e-commerce experience to additional software and technology reseller opportunities and to opportunities in other industries; (xi) the cost-effectiveness of our eStore services; (xii) the ability to maintain our technology focus and expertise; (xiii) the quality of our security systems;
(xiv) the ability to achieve "break even" on an EBITDA basis by approximately the first quarter of 2002; and (xv) the effects of the discontinuance of the Symantec contract.

     Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements. Future financial condition and results of operations, as well as any forward-looking statements, are subject to known and unknown risks and inherent uncertainties, including but not limited to the factors described under "Risk Factors" below and the reasons described elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results might differ.

RISK FACTORS --

POTENTIAL DELISTING OF OUR COMMON STOCK.

     Our common stock trades on the Nasdaq National Market ("Nasdaq"), which has certain compliance requirements for continued listing of common stock. If the minimum closing bid price per share of our common stock is less than $1.00 for a period of 30 consecutive business days, our shares may be delisted from the Nasdaq National Market following a 90 day notice period during which the minimum closing bid price must be $1.00 or above per share for a period of 10 consecutive business days, if we do not file an appeal. At November 14, 2000, the minimum closing bid price of our common stock had been less than $1.00 for more than 30 consecutive business days. On November 16, 2000, we received a letter from Nasdaq indicating that unless the minimum bid price for our common stock returned to at least $1.00 per share for at least 10 consecutive trading days prior to February 14, 2001, our shares would be delisted from the Nasdaq National Market on February 16, 2001 if we had not filed an appeal. Accordingly, we filed an appeal with Nasdaq's listing requirements panel (the "Panel") and were granted a hearing on March 29, 2001. We are awaiting a decision from the Panel and we cannot predict with any certainty the outcome of the hearing. The result of delisting from the Nasdaq National Market could be a reduction in the liquidity of any investment in our common stock and an adverse effect on the trading price of our common stock. Delisting could also reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically. This lack of liquidity would make it more difficult for us to raise capital in the future.

WE WILL NEED ADDITIONAL CAPITAL IN THE FUTURE AND MAY BE UNABLE TO ACCESS OUR EQUITY DRAWDOWN FACILITY.

     We currently anticipate that our available cash and cash equivalents at December 31, 2000 combined with anticipated receipts of outstanding accounts receivable and the Vender Note will be sufficient to meet our anticipated needs for working capital and capital expenditures until January 2002. However, if we are unable to secure other types of financing, and our stock price and trading volume remain at current levels or decrease, then we may not be able to drawdown sufficient capital to meet a $10 million payment obligation in the beginning of January 2002. Also, if our common stock is delisted from the Nasdaq National Market, we may be prohibited from drawing down pursuant to the common stock purchase agreement. In addition, business and economic conditions may not make it feasible to drawdown pursuant to the common stock purchase agreement at every opportunity. We are in the process of raising additional capital to supplement our working capital requirements, however, we cannot guarantee that these efforts will be successful. We may also need to raise additional capital to fund more rapid expansion, to develop new services and to enhance existing services to respond to competitive pressures. We may also not be able to obtain additional financing from other sources on terms favorable to us, if at all. If adequate funds are not available or are not available on terms favorable to us, we may not be able to continue to operate our business pursuant to our business plan or we may have to discontinue our operations.

OUR STOCK PRICE MAY DECLINE IF WE DRAW ON THE EQUITY DRAWDOWN FACILITY ESTABLISHED BY THE COMMON STOCK PURCHASE AGREEMENT.

     If we draw on the equity drawdown facility, then Investwell will have the right to resell the shares purchased in connection with the drawdown. Sales by Investwell of our common stock in the public market could cause our stock price to decline. Investwell and Ladenburg could purchase and resell up to approximately 18% of our common stock outstanding at December 31, 2000 during the 12 months following the effectiveness of the registration statement. Our Board of Directors has unanimously adopted resolutions approving, and recommending our stockholders to approve the possible sale of more than 20% of our issued and outstanding shares of common stock to Investwell. Stockholder approval of these resolutions would effectively eliminate any limitation on the maximum number of shares that we can sell to Investwell under the equity drawdown facility provided that Investwell agrees to amend the equity drawdown facility to allow these sales. Sales of a substantial number of shares of our common stock could cause our stock price to decline. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock. Furthermore, to the extent the price of our common stock decreases, we will be required to issue more shares of common stock to Investwell for any given dollar amount that we draw from the equity drawdown facility. This downward pressure on the stock price could encourage short sales, which could place additional downward pressure on the price of our common stock.

THE ISSUANCE OF SHARES TO INVESTWELL UNDER THE EQUITY DRAWDOWN FACILITY MAY CAUSE SIGNIFICANT DILUTION IN THE VALUE OF OUR COMMON STOCK.

     The shares of our common stock issuable to Investwell under the equity drawdown facility will be issued at a 5% discount to the volume-weighted average daily price of our common stock during the applicable drawdown period. The issuance of shares to Investwell will therefore dilute the equity interest of existing stockholders and could have an adverse effect on the market price of our common stock. Depending on the extent to which we draw on the equity drawdown facility, we may be required to register additional shares for resale, which could have a further dilutive effect on the value of our common stock.

A REVERSE STOCK SPLIT MAY DECREASE THE VALUE OF OUR SHARES.

     Our Board of Directors has unanimously adopted resolutions approving, and recommending our stockholders to approve a proposal to amend our Amended and Restated Certificate of Incorporation authorizing a reverse stock split of the shares of our common stock at a ratio ranging from one-to-three to one-to-fifteen, as determined by the Board to be in our best interests. If the reverse stock split is approved by our stockholders, then our Board may effect the reverse stock split by reducing the number of outstanding shares of our common stock by the ratio determined by the Board to be in our best interests. The Board will also have the discretion to abandon the reverse stock split. Pursuant to the potential reverse stock split, each holder of our common stock immediately prior to the effectiveness of the reverse stock split will become the holder of fewer shares of our common stock after consummation of the reverse stock split. Although the reverse stock split will not, by itself impact our assets or prospects, the reverse stock split could result in a decrease in the aggregate market value of our common stock.

IF WE DO NOT OBTAIN SUBSTANTIAL AMOUNTS OF CAPITAL FOR DEBT SERVICE, THEN WE MAY NOT REPAY THE OUTSTANDING NOTES IN 2003.

     As of December 31, 2000, we have outstanding indebtedness in the principal amount of approximately $25.1 million. Unless we successfully secure additional financing, it is not likely that we will have sufficient cash to fund scheduled payments of principal on our outstanding notes. We will not meet these cash requirements out of cash flow from operations. We also may not obtain alternative financing.

     We could attempt to refinance our outstanding notes if our cash flow from operations is insufficient to repay them at maturity. However, a refinancing might not be available on terms acceptable to us, or at all. If we fail to make necessary payments on the outstanding notes, then we will be in default under the terms of the outstanding notes, and may be in default under agreements controlling our other indebtedness, if any. Any default by us under the outstanding notes or on other indebtedness would adversely affect our financial condition and operations.

WE OPERATE IN A RELATIVELY NEW AND POTENTIALLY VOLATILE INDUSTRY.

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

     We must successfully execute our business strategy. This entails adding new eStore clients in the software and computer peripherals markets while adding additional high margin services that are valued by our customers. We cannot be certain that we can accomplish these objectives or that our current business strategy will be successful.

     Because we have refocused our business model to an e-commerce services provider model from a consumer oriented business model, our operating history prior to the second quarter of 2000 does not provide meaningful information upon which you may evaluate our business and prospects. We incurred net losses of approximately $224.2 million from inception of our business in 1994 through December 31, 2000. As of December 31, 2000, we had an accumulated deficit of approximately $227.9 million. Although our operating losses have significantly decreased quarter over quarter during the last two quarters, we expect to continue to incur losses and negative cash flow for at least the next four quarters on an earnings (loss) before interest, taxes, depreciation and amortization ("EBITDA") basis. Because we have planned expenses and relatively low gross margins, our ability to become profitable depends on our ability to generate and sustain higher net revenues. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.

     We base our current and future expense levels, which are largely fixed, on our operating plans and estimates of future revenues. Our sales and operating results are difficult to forecast, because they generally depend on the volume and timing of the orders that we receive. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. A shortfall in revenues will harm significantly our business and operating results. In view of the rapidly evolving nature of our business, we have difficulty forecasting our revenues. Therefore, we believe that period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely upon them as an indication of our future performance. If we cannot achieve and sustain operating profitability or positive cash flow from operations, then we may not meet our working capital requirements, which would adversely affect our business and may cause us to go out of business.

WE DEPEND ON THE CONTINUED SERVICE OF KEY PERSONNEL WHOSE EXPERTISE WOULD BE DIFFICULT TO REPLACE AND WE MAY NOT RETAIN QUALIFIED PERSONNEL IN THE FUTURE.

     Our future success depends on the continued service and performance of our senior management and other key personnel, particularly, Ronald S. Smith, our Chief Executive Officer. Competition for qualified management personnel is intense, particularly in the Silicon Valley area, and we may be unable to successfully attract or retain sufficiently qualified personnel in the future.

INTELLECTUAL PROPERTY CLAIMS AGAINST US CAN BE COSTLY AND RESULT IN THE LOSS OF SIGNIFICANT RIGHTS.

     Other parties may assert infringement or unfair competition claims against us. In the past, other parties have sent us notices of claims of infringement of proprietary rights, and we may receive other notices in the future. We cannot predict whether others will assert claims of infringement against us, or whether any past or future assertions or prosecutions will adversely affect our business. If we are forced to defend against any such claims, whether they are with or without merit or are determined in our favor, then we may face wasted time, costly litigation, diversion of technical and management personnel, or product shipment delays. As a result of such a dispute, we may have to develop non-infringing technology or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. If there is a successful claim of product infringement against us and we are unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, it could adversely affect our business.

WE ARE SUBJECT TO A PENDING PATENT INFRINGEMENT LAWSUIT.

     On July 7, 2000, Softmat, LLC filed a complaint against us in the United States District Court, Central District of California, alleging that our merchandising systems for computer software infringe a patent held by Softmat. The complaint seeks monetary damages, treble damages, injunctive relief and attorney's fees for willful infringement. We believe that the patent is not valid, and that we do not infringe it. We have reached an agreement in principal with Softmat to settle this matter for a cash payment of approximately $25,000 and a warrant to purchase 200,000 shares of our common stock our shares at a price of 105% of the market value as of December 12, 2000. Because the settlement agreement has not been finalized, we cannot assure you that the proposed settlement will be consummated. If a settlement is not reached, we intend to continue our defense. However, the litigation process is inherently uncertain. Patent litigation is particularly complex and can extend for a protracted time, which can substantially increase the cost of litigation. This litigation also has diverted and if not settled may continue to divert the efforts and attention of some of our key management and technical personnel. Thus, regardless of the eventual outcome, if not settled, our defense of this litigation may be costly and time consuming. Should the outcome of the litigation be adverse to us, we could be required to pay significant monetary damages and could be enjoined from selling our products that infringe Softmat's patent, unless we are able to negotiate a license from Softmat. In the event we obtain a license from Softmat, we would likely be required to make royalty payments with respect to sales of our products covered by the license. Any such payments would increase our cost of revenues and reduce our gross profit. If we are required to pay significant monetary damages, are enjoined from selling any of our products or are required to make substantial royalty payments pursuant to any such license agreement, then our business would be harmed significantly.

WE MAY NOT BE ABLE TO COMPETE WITH MORE ESTABLISHED OR MORE SPECIALIZED
COMPANIES.

     Increased competition may cause us to reduce pricing or increase service and marketing expenses that could reduce operating margins and funds available to improve our technology, promote our business and continue operations. We cannot assure you that we can compete successfully against current and future competitors. Failure to compete successfully against our current and future competitors could materially and adversely affect our business. We face competition primarily on three fronts: e-commerce service vendors of various types, government resellers and systems integrators and online resellers of software and computer peripherals.

  e-Commerce Service Vendors

     The e-commerce business-to-business outsourcing marketplace for building and managing web stores is new, rapidly evolving and intensely competitive. We expect competition to intensify in the future as current and new competitors potentially launch new e-commerce services that offer a variety of outsourcing options to businesses. We compete directly with full-service e-commerce service providers such as Digital River, ReleaseNow, and Aqueduct (formerly BuyNow) and internal solutions providers such as BroadVision and Intershop that develop e-commerce products that are implemented and managed in-house rather than outsourced. We indirectly compete with consulting firms, who build custom solutions for clients with very specific requirements, and point product providers, who supply only part of the e-commerce solution (e.g., customer support or transaction processing). Beyond.com's main competitors for eStores come from companies in the highest performing full-service e-commerce service providers and packaged solutions providers categories. Some of our other competitors include Escalate, Propel, and Vcommerce.

     Certain of our actual or potential competitors have longer operating histories and larger customer bases than we do. In addition, some of our current or potential competitors have greater financial, marketing and other resources than we do.

     In addition, as more businesses turn to e-commerce outsourcers to market and sell their products online, other entities may:

     - acquire online competitors;

     - invest in online competitors; or

     - form joint ventures with online competitors.

     Certain of our actual or potential competitors, such as Digital River, ReleaseNow, NetSales, Network Commerce (formerly ShopNow) and Aqueduct, may be able to:

     - secure key partnerships with vendors that allow them to outsource their services at a better price than we can;

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

  Online Resellers of Software and Computer Peripherals

     For website competition, we expect challenges from current online resellers, such as Amazon.com, Buy.com, CompUSA, Cyberian Outpost, and Egghead, which may have longer operating histories, larger customer bases and greater financial, marketing, and other resources than we do. In addition, new technologies or the expansion of existing technologies, such as price comparison programs that select specific titles from a variety of websites, may direct customers to online software resellers that compete with us.

     In summary, increased competition may cause us to reduce pricing or increase service and marketing expenses that could reduce operating margins and funds available to improve our technology and promote our businesses. We cannot assure you that we can compete successfully against current and future competitors. Failure to compete successfully against our current and future competitors could materially and adversely affect our business.

OUR FINANCIAL CONDITION MAY BE AFFECTED ADVERSELY IF WE DO NOT SECURE AND MAINTAIN FUTURE CONTRACTS WITH U.S. GOVERNMENT AGENCIES.

     We have several contracts with U.S. Government agencies, which accounted for approximately 14% of our net revenues in 1999 and approximately 25% of our net revenues in the year ended December 31, 2000. Each of these contracts is subject to annual review and renewal by the government, and may be terminated at any time. Each government contract, option and extension is only valid if the government appropriates enough funds for expenditure on such contract, option or extension. Accordingly, we might fail to derive any revenue from sales of software to the U.S. Government in any given future period. If the U.S. Government fails to renew or terminates any of these contracts, then it would adversely affect our business and results of operations.

OUR REVENUE GROWTH MAY BE ADVERSELY AFFECTED BY THE LOSS OF SOME OF OUR ESTORE CLIENTS.

     Management intends to evaluate each of its current contracts with eStore clients as they come up for renewal to help ensure that every eStore provides an acceptable contribution margin to the Company. During this process we will seek to either renegotiate any contract which is judged to provide an unacceptable contribution margin or discontinue the business relationship at the end of its stated term. Should we be unsuccessful in renegotiating any contract, thereby losing a particular customer at the end of its contract term, or should a customer choose not to renew a contract of their own accord, the result may have a negative impact on our revenue, future revenue growth, and in certain instances, our profitability.

     For example, we discontinued our contract to provide eStore services to Symantec as of January 2, 2001. For the year ended December 31, 2000, Symantec eStore related revenues comprised approximately 24% of our total revenues. As such, we believe that the discontinuance of Symantec revenues will have an adverse affect on our revenue in future periods, and while we also believe that the variable and infrastructure costs savings that can be realized from the discontinuance of the Symantec contract will be greater than the related loss of gross margins, we can not assure that it will not adversely affect our business and results of operations.

WE CONTINUE TO EVALUATE THE CARRYING AMOUNT OF OUR LONG-LIVED ASSETS, INCLUDING GOODWILL AND OTHER INTANGIBLE ASSETS, WHICH COULD RESULT IN DOWNWARD ADJUSTMENTS OF THE VALUE OF THOSE ASSETS ON OUR BALANCE SHEET.

     We review our long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We believe that the carrying value of our goodwill and other intangible assets do not require adjustment at this time. If future events or changes in circumstances occur that indicate that the carrying value of these assets should be written down under generally accepted accounting principles, we may make downward adjustments to the carrying value of these assets on our balance sheet in the future. These adjustments would affect adversely our reported financial condition, which could negatively affect our stock price.

WE MAY NOT ACCURATELY FORECAST OUR SALES AND REVENUES DUE TO A VARIETY OF FACTORS, WHICH WILL CAUSE QUARTERLY FLUCTUATIONS IN OUR OPERATING RESULTS AND MAY RESULT IN VOLATILITY IN OUR STOCK PRICE.

     Our revenues and operating results may fluctuate significantly from quarter to quarter due to a number of factors, not all of which are in our control. These factors include:

     - our ability to attract and retain new customers and maintain customer satisfaction;

     - new websites, services and products introduced by us or by our competitors;

     - price competition;

     - decreases in the level of growth, use of or consumer acceptance of the Internet and online services for the purchase of consumer products;

     - the termination of contracts with major purchasers, particularly U.S. Government agencies;

     - the termination of contracts with eStore clients;

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

OUR RESULTS FROM OPERATIONS ARE SUBJECT TO SEASONAL FLUCTUATIONS.

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

     - our ability to rapidly grow value added services for our eStore business;

     - the mix of revenues between our eStores Group, Government Systems Group and our website;

     - the mix of transaction versus reseller revenue in our eStore business;

     - the mix of revenues from sales of shrink-wrap products and products delivered through digital download;

     - the mix of revenues from sales of software products and computer peripheral products (such as joysticks, personal organizers and related products); and

     - the amount of advertising or promotional revenues we receive.

OUR FINANCIAL CONDITION MAY BE AFFECTED ADVERSELY IF WE DO NOT MAINTAIN OUR CURRENT RELATIONSHIPS WITH SOFTWARE DEVELOPERS AND DISTRIBUTORS.

     Our Government Systems Group is entirely dependent upon the software developers and distributors that supply us with software and computer products for resale, and the availability of these software and computer products is unpredictable. As is common in the industry, we have no long term or exclusive arrangements with any software developers or distributors that guarantee the availability of software for resale. For example, our agreement with Microsoft automatically renews for successive one-year periods but is terminable for any reason by 30 days' written notice prior to the expiration of the given term. If this relationship terminates, then the developers or distributors that currently supply us with software may cease to continue to supply to us, and we may not establish new relationships with other software developers and distributors.

     Our Government Systems Group also relies on software distributors to ship shrink-wrap software to customers that do not use digital download. We have limited control over the shipping procedures of our distributors and shipments by these distributors have in the past been, and may in the future be, subject to delays. Although most software that we sell carries a warranty from its developer, developers or distributors occasionally fail to reimburse us for returns from customers. Furthermore, our contract with Microsoft allows Microsoft to review and approve our creditworthiness. If Microsoft determines that we are not creditworthy or not in compliance with payment or reporting terms, then it may require us to post additional security acceptable to them, which could negatively impact our financial condition.

OUR COMMON STOCK PRICE IS VOLATILE.

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

     - additions or departures of key personnel; and

     - sales of common stock.

     In addition, the securities markets have experienced extreme price and volume fluctuations, and the market prices of the securities of Internet-related and technology companies have been especially volatile. These broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of stock, many companies have been the object of securities class action litigation. If we are sued in a securities class action, then it could result in substantial costs and a diversion of management's attention and resources.

OUR SUCCESS IS SUBJECT TO RISKS ASSOCIATED WITH DEPENDENCE ON THE INTERNET AND INTERNET INFRASTRUCTURE DEVELOPMENT.

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

     Demand and market acceptance of the Internet are subject to a high level of uncertainty and are dependent on a number of factors, including the growth in consumer access to and acceptance of new interactive technologies, the development of technologies that facilitate interactive communication between organizations and targeted audiences and increases in user bandwidth. If the Internet fails to develop or develops more slowly than we expect as a commercial or business medium, then it will adversely affect our business.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH ONLINE COMMERCE SECURITY AND CREDIT CARD FRAUD.

     A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks. To securely transmit confidential information, such as customer credit card numbers, we rely on encryption and authentication technology that we license from third parties.

     To the extent that our activities or those of third party contractors involve the storage and transmission of proprietary information (such as credit card numbers), security breaches could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our business may be adversely affected if our security measures do not prevent security breaches, and we cannot assure you that we can prevent all security breaches. In addition, we have suffered losses as a result of orders placed with fraudulent credit card data even though the associated financial institution approved payment of the orders. Under current credit card practices, a merchant is liable for fraudulent credit card transactions where, as is the case with the transactions that we process, the merchant does not obtain a cardholder's signature. Fraudulent use of credit card data in the future could adversely affect our business.

OUR SUCCESS IS SUBJECT TO RISKS ASSOCIATED WITH DIGITAL DOWNLOAD.

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

     We believe that there is a maximum size for software products that most consumers are willing to purchase via digital download. We also believe that the size of new software products will continue to increase and that these software products will be unsuitable for digital download without significant increases in network bandwidth. It will adversely affect our business if digital download fails to achieve widespread market acceptance. Even if digital download achieves widespread acceptance, we might not overcome the substantial existing and future technical challenges associated with electronically delivering software reliably and consistently on a long-term basis. Our business environment is characterized by rapid technological change, frequent new product enhancements and uncertain product life cycles. If we do not enhance our digital download technology in a timely and cost-effective manner, then we may lose customers to our competitors, which would adversely affect our business.

WE ARE SUBJECT TO CAPACITY CONSTRAINT RISKS, RELIANCE ON INTERNALLY DEVELOPED SYSTEMS AND SYSTEM DEVELOPMENT RISKS.

     Our revenues depend in part on the number of customers who use our website, or the eStore websites we operate for our clients, to purchase software and other products. Accordingly, such websites, transaction processing systems and network infrastructure performance, reliability and availability are critical to our operating results. These factors also are critical to our reputation and our ability to attract and retain customers and maintain adequate customer service levels. The volume of goods we sell and the attractiveness of our product and service offerings will decrease if there are any systems interruptions that affect the availability of the eStore websites that we operate, or our ability to fulfill orders. We have experienced periodic systems interruptions, which we believe may continue to occur. We may be unable to accurately project the rate or timing of increases in the use of the websites that we operate. We also may fail to timely expand and upgrade our systems and infrastructure to accommodate these increases. In addition, we cannot predict whether additional network capacity will be available from third party suppliers as we need it. Also, our network or our suppliers' networks might be unable to timely achieve or maintain a sufficiently high capacity of data transmission to timely process orders or effectively conduct digital download, especially if our website traffic increases. Our failure to achieve or maintain high capacity data transmission could significantly reduce consumer demand for our services.

WE HAVE OVERLAPPING MANAGEMENT WITH CYBERSOURCE WHICH MAY LEAD TO POTENTIAL CONFLICTS OF INTERESTS.

     In connection with the spin off of our Internet commerce services business to CyberSource in December 1997, we entered into agreements with CyberSource to define the ongoing relationship between the two companies. At the time these agreements were negotiated, all of our directors were also directors of CyberSource and other members of our management team joined CyberSource as executive officers. As a result, these and subsequent agreements may not be deemed the result of arm's length negotiations. Currently, the Chairman of our Board of Directors is the Chief Executive Officer and Chairman of the Board of Directors of CyberSource, and another member of our Board of Directors is also a member of the CyberSource Board of Directors. Although we and CyberSource are engaged in different businesses, the two companies currently have no policies to govern the pursuit or allocation of corporate opportunities between CyberSource and us in the event that they arise. Our business could be adversely affected if the overlapping board members of the two companies pursue CyberSource's interests over our interests either in the course of intercompany transactions or where the same corporate opportunities are available to both companies.

OUR SYSTEMS ARE LOCATED IN A SINGLE FACILITY, WHICH SUBJECTS US TO THE RISK OF SYSTEM FAILURE.

     Our success, in particular our ability to successfully receive and fulfill orders and provide high quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications systems. Substantially all of our development and management systems are in a single facility that we lease in Santa Clara, California.

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

IF WE ARE UNABLE TO RESPOND TO RAPID TECHNOLOGICAL CHANGE IN A TIMELY MANNER, THEN WE MAY LOSE CUSTOMERS TO OUR COMPETITORS.

     To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of the online stores we operate for our clients and our online store. The Internet and the online commerce industry are characterized by rapid technological change, changes in user and customer requirements and preferences and frequent new product and service introductions. If competitors introduce products and services embodying new technologies, or if new industry standards and practices emerge, then our existing websites, proprietary technology and systems may become obsolete. Our future success will depend on our ability to do the following:

     - both license and internally develop leading technologies useful in our business;

     - enhance our existing services;

     - develop new services and technology that address the increasingly sophisticated and varied needs of our prospective customers; and

     - respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

     To develop our website, our eStore websites and other proprietary technology entails significant technical and business risks. We may use new technologies ineffectively, or we may fail to adapt our website, proprietary technology and transaction processing systems to customer requirements or emerging industry standards. If we face material delays in introducing new services, products and enhancements, then our customers may forego the use of our services and use those of our competitors.

WE MAY BECOME SUBJECT TO ADDITIONAL GOVERNMENT REGULATION THAT MAY AFFECT THE MANNER IN WHICH WE CONDUCT OUR BUSINESS.

     Laws and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. A recent session of the U.S. Congress resulted in Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material. The European Union recently enacted its own privacy regulations. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws, such as those governing intellectual property, privacy, libel, contracts and taxation, apply to the Internet. In addition, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the U.S. and abroad, that may impose additional burdens on companies conducting business online. The adoption or modification of laws or regulations relating to the Internet could adversely affect our business.

WE MAY FACE CLAIMS BASED ON OUR INTERNET CONTENT FOR WHICH WE ARE NOT COMPLETELY COVERED BY INSURANCE.

     We believe that our future success will depend in part upon our ability to deliver original and compelling descriptive content about the software products that we sell, or our customers sell, on the Internet. As a publisher of online content, we face potential liability for defamation, negligence, copyright, patent or trademark infringement, or other claims based on the nature and content of materials that we publish or distribute. In the past, plaintiffs have brought such claims and sometimes successfully litigated them against online services. In addition, in the event that we implement a greater level of interconnectivity on our website, we will not and cannot practically screen all of the content our users generate or access, which could expose us to liability with respect to such content. Although we carry general liability insurance, our insurance may not cover claims of these types or may be inadequate to indemnify us for all liability that may be imposed on us. If we face liability, particularly liability that is not covered by our insurance or is in excess of our insurance coverage, then our reputation and our business may suffer.

WE MAY BE SUBJECT TO SALES AND OTHER TAXES WHICH WOULD RESULT IN A DECLINE IN OUR GROSS PROFITS.

     We do not currently collect sales or other similar taxes for physical shipments of goods that we sell into states other than California, Massachusetts, Virginia and the District of Columbia. We currently do not collect sales or other similar taxes for digital download of goods into states other than the District of Columbia. However, one or more local, state or foreign jurisdictions may seek to impose sales tax collection obligations on us and other out of state companies which engage in online commerce. In addition, any new operations in states outside California and the District of Columbia could subject our shipments into such states to state sales taxes under current or future laws. If one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of our merchandise, then it could adversely affect our business.

MANAGEMENT AND CERTAIN STOCKHOLDERS CAN EXERCISE SIGNIFICANT INFLUENCE OVER US, WHICH MAY NOT BE IN THE BEST INTERESTS OF OTHER STOCKHOLDERS.

     As of March 31, 2001, William S. McKiernan, the Chairman of our Board of Directors, and his affiliates beneficially own in the aggregate approximately 15.8% of our outstanding common stock. Furthermore, our officers and directors as a group own approximately 20.0% of our common stock outstanding on December 31, 2000. Therefore, if William S. McKiernan and his affiliates act together, or if our officers and directors act together, then they will exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of these stockholders may not always coincide with our interests or those of our other stockholders. Such concentration of ownership also may have the effect of delaying, preventing or deterring a change in our control, which could adversely affect the market price of our common stock.

OUR SUCCESS IS SUBJECT TO RISKS ASSOCIATED WITH GLOBAL EXPANSION.

     Although we sell software to customers outside the United States, we have no facility overseas for electronic fulfillment or physical distribution. We also have no website content localized for foreign markets. Therefore, we may be unable to expand our global presence effectively. In addition, international operations are subject to inherent risks, including:

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

OUR CHARTER DOCUMENTS AND OTHER AGREEMENTS CONTAIN PROVISIONS THAT MAY ADVERSELY AFFECT A POTENTIAL TAKEOVER.

     Provisions of our Amended and Restated Certificate of Incorporation, Bylaws, option agreements and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. See "Description of Capital Stock."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to the impact of interest rate changes, foreign currency fluctuations, and change in the market values of our investments.

     We have no cash flow exposure due to rate changes on either of our convertible subordinated notes and no other significant investments or debt instruments are tied to valuable interest rates.

     Foreign Currency Risk. To date we have not experienced material risks associated with foreign currencies as a result of our operations. However, with our planned expansion internationally, we may be exposed to risks associated with fluctuations in foreign currencies during future periods.

     Investment Risk. To date, we have not invested in equity instruments of companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             BEYOND.COM CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Ernst & Young LLP, Independent Auditors...........   34
Consolidated Balance Sheets.................................   35
Consolidated Statements of Operations.......................   36
Consolidated Statements of Stockholders' Equity.............   37
Consolidated Statements of Cash Flows.......................   38
Notes to Consolidated Financial Statements..................   39

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Beyond.com Corporation

     We have audited the accompanying consolidated balance sheets of Beyond.com Corporation as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(b). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Beyond.com Corporation at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

San Jose, California
January 15, 2001, except for the third paragraph of Note 1
as to which the date is April 17, 2001

                             BEYOND.COM CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
Current assets:
  Cash and cash equivalents.................................  $   3,513    $  11,539
  Restricted cash...........................................      2,000           --
  Short-term investments....................................         --       54,774
  Accounts receivable, net of allowances of $387 and $992 at
     December 31, 2000 and 1999, respectively...............     28,974       13,843
  Prepaid partnership agreements............................         --        5,151
  Prepaid expenses and other current assets.................      4,816        3,002
  Cost of deferred revenue..................................     20,570        9,388
                                                              ---------    ---------
          Total current assets..............................     59,873       97,697
Property and equipment, net.................................     13,327       13,077
Goodwill and other intangible assets........................     62,408      102,229
Other noncurrent assets.....................................      3,988        7,373
                                                              ---------    ---------
          Total assets......................................  $ 139,596    $ 220,376
                                                              =========    =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  23,974    $  12,579
  Accrued employee expenses.................................      1,284        2,046
  Other accrued liabilities.................................      2,748        5,468
  Current obligations under capital leases..................         --          118
  Deferred revenue..........................................     22,025        9,393
                                                              ---------    ---------
          Total current liabilities.........................     50,031       29,604
Noncurrent obligations under capital leases.................         --           10
Convertible notes payable...................................     12,373       63,250

Commitments and contingencies
Stockholders' equity:
  Common stock, no par value:
  Authorized shares -- 120,000,000 at December 31, 2000 and
     70,000,000 at December 31, 1999
  Issued and outstanding shares -- 45,757,159 at December
     31, 2000 and 36,490,133 at December 31, 1999...........    305,332      295,814
  Deferred compensation.....................................       (143)      (1,444)
  Accumulated other comprehensive income....................         --          269
  Accumulated deficit.......................................   (227,997)    (167,127)
                                                              ---------    ---------
          Total stockholders' equity........................     77,192      127,512
                                                              ---------    ---------
          Total liabilities and stockholders' equity........  $ 139,596    $ 220,376
                                                              =========    =========

                            See accompanying notes.

                             BEYOND.COM CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEARS ENDED DECEMBER 31,
                                                           ----------------------------------
                                                             2000         1999         1998
                                                           ---------    ---------    --------
Net revenues.............................................  $ 119,752    $ 120,164    $ 36,650
Cost of revenues.........................................    104,215      104,172      31,074
                                                           ---------    ---------    --------
Gross profit.............................................     15,537       15,992       5,576
Operating expenses:
  Research and development...............................      8,059       10,385       4,140
  Sales and marketing....................................     42,030       81,349      27,206
  General and administrative.............................     11,958       12,319       3,801
  Goodwill, other intangible assets and deferred
     compensation amortization...........................     38,965       36,745       1,565
  Restructuring..........................................     13,707           --          --
                                                           ---------    ---------    --------
          Total operating expenses.......................    114,719      140,798      36,712
                                                           ---------    ---------    --------
Loss from operations.....................................    (99,182)    (124,806)    (31,136)
Interest and other income................................      2,073        5,131       1,356
Interest and other expense...............................     (8,937)      (5,090)     (1,293)
                                                           ---------    ---------    --------
Loss before extraordinary gain on debt exchange..........   (106,046)    (124,765)    (31,073)
Extraordinary gain on debt exchange......................     45,176           --          --
                                                           ---------    ---------    --------
Net loss.................................................    (60,870)    (124,765)    (31,073)
Accretion of premium on redemption of redeemable
  convertible preferred stock in excess of purchase
  price..................................................         --           --         (51)
                                                           ---------    ---------    --------
Net loss applicable to common stockholders...............  $ (60,870)   $(124,765)   $(31,124)
                                                           =========    =========    ========
Earnings (loss) per share, basic and diluted:
  Before extraordinary gain on debt exchange.............  $   (2.72)   $   (3.67)   $  (1.65)
  Extraordinary gain on debt exchange....................       1.16           --          --
                                                           ---------    ---------    --------
  Net loss per share.....................................  $   (1.56)   $   (3.67)   $  (1.65)
                                                           =========    =========    ========
Weighted average shares of common stock outstanding used
  in computing basic and diluted net loss per share......     38,970       34,039      18,900
                                                           =========    =========    ========

                            See accompanying notes.

                             BEYOND.COM CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                   ACCUMULATED
                                               COMMON STOCK                           OTHER                        TOTAL
                                           ---------------------     DEFERRED     COMPREHENSIVE   ACCUMULATED   STOCKHOLDERS
                                             SHARES      AMOUNT    COMPENSATION      INCOME         DEFICIT        EQUITY
                                           ----------   --------   ------------   -------------   -----------   ------------
Balance at December 31, 1997.............   9,070,000   $     47     $    --          $  --        $ (11,238)    $ (11,191)
Issuance of common stock upon exercise of
  options under employee stock option
  plans..................................     166,852         28          --             --               --            28
Accretion of premium on redemption of
  redeemable convertible preferred
  stock..................................          --         --          --             --              (51)          (51)
Conversion of redeemable convertible
  preferred stock to common stock upon
  the initial public offering............  12,198,962     15,540          --             --               --        15,540
Issuance of warrant to AOL...............          --      1,075          --             --               --         1,075
Shares issued upon the initial public
  offering, net..........................   5,750,000     46,830          --             --               --        46,830
Shares issued in private placement.......     238,949      2,000          --             --               --         2,000
Deferred compensation resulting from the
  grant of options.......................          --      3,791      (3,791)            --               --            --
Amortization of deferred compensation....          --         --       1,565             --               --         1,565
Net loss and comprehensive loss..........          --         --          --             --          (31,073)      (31,073)
                                           ----------   --------     -------          -----        ---------     ---------
Balance at December 31, 1998.............  27,424,763     69,311      (2,226)            --          (42,362)       24,723
Issuance of common stock upon exercise of
  options under employee stock option
  plans..................................   1,087,175      2,360          --             --               --         2,360
Common shares issued in second public
  offering, net..........................   3,000,000     98,499          --             --               --        98,499
Shares issued upon merger with
  BuyDirect.com, net.....................   4,930,123    123,267          --             --               --       123,267
Deferred compensation resulting from the
  assumption of BuyDirect.com options....          --      4,590      (4,590)            --               --            --
Write-off of deferred compensation for
  terminated employees...................          --     (2,826)      2,826             --               --            --
Shares issued upon purchase of
  SoftGallery, net.......................      48,072        613          --             --               --           613
Amortization of deferred compensation....          --         --       2,546             --               --         2,546
Components of comprehensive loss:
  Unrealized gain on short-term
    investments..........................          --         --          --            269               --           269
  Net loss...............................          --         --          --             --         (124,765)     (124,765)
                                                                                                                 ---------
Comprehensive loss.......................          --         --          --             --               --      (124,496)
                                           ----------   --------     -------          -----        ---------     ---------
Balance at December 31, 1999.............  36,490,133    295,814      (1,444)           269         (167,127)      127,512
Issuance of common stock upon exercise of
  options under employee stock option
  plans..................................   1,476,600        774          --             --               --           774
Issuance of common stock under employee
  stock purchase plan....................      65,695        296          --             --               --           296
Receipt of common stock contributed by
  Chairman for Chairman Grant Plan.......    (435,467)        --          --             --               --            --
Issuance of common stock under
  Chairman Grant Plan....................     435,467      2,118          --             --               --         2,118
Write-off of deferred compensation for
  terminated employees...................          --       (860)        860             --               --            --
Shares issued upon divestiture of
  SoftGallery, net.......................     176,806        445          --             --               --           445
Shares issued due to conversion of
  convertible notes payable, net.........   6,028,567      6,087          --             --               --         6,087
Shares issued for note interest
  payment................................   1,519,358        658          --             --               --           658
Amortization of deferred compensation....          --         --         441             --               --           441
Components of comprehensive loss:
  Unrealized loss on short-term
    investments..........................          --         --          --           (269)              --          (269)
  Net loss...............................          --         --          --             --          (60,870)      (60,870)
                                                                                                                 ---------
Comprehensive loss.......................          --         --          --             --               --       (61,139)
                                           ----------   --------     -------          -----        ---------     ---------
Balance at December 31, 2000.............  45,757,159   $305,332     $  (143)         $  --        $(227,997)    $  77,192
                                           ==========   ========     =======          =====        =========     =========

                            See accompanying notes.

                             BEYOND.COM CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999         1998
                                                              --------    ---------    --------
OPERATING ACTIVITIES
Net loss....................................................  $(60,870)   $(124,765)   $(31,073)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................     5,296        2,825         510
  Amortization of debt issuance costs.......................       805          803         113
  Accretion of convertible notes payable....................     1,874           --          --
  Common stock issued for employee services.................     2,118           --          --
  Common stock issued for convertible note interest.........       658           --          --
  Restructuring charges.....................................     5,334           --          --
  Extraordinary gain on debt exchange.......................   (45,176)          --          --
  Amortization of goodwill, other intangible assets and
    deferred compensation...................................    38,965       36,745       1,565
Changes in assets and liabilities:
  Accounts receivable.......................................   (15,131)      (4,888)     (7,604)
  Prepaid partnership agreements............................     2,330          579      (3,695)
  Prepaid expenses and other current assets.................    (2,866)        (177)     (1,990)
  Cost of deferred revenue..................................   (11,182)      (4,133)       (317)
  Other noncurrent assets...................................     3,712       (3,462)       (770)
  Accounts payable..........................................    11,395       (3,042)     12,187
  Accrued employee expenses.................................      (762)       1,361         525
  Other accrued liabilities.................................    (2,720)      (4,489)        949
  Deferred revenue..........................................    12,632        3,646         175
                                                              --------    ---------    --------
Net cash used in operating activities.......................   (53,588)     (98,997)    (29,425)
INVESTING ACTIVITIES
Purchases of property and equipment, net....................    (6,220)     (11,657)     (3,280)
Purchases of short-term investments.........................        --      (57,659)         --
Proceeds from the maturity of short-term investments........    54,505        3,154          --
Issuance of note receivable to director.....................        --           --        (270)
Costs associated with the acquisition of BuyDirect.com......        --       (5,839)         --
Costs associated with divestiture of SoftGallery............      (125)          --          --
Repayment of note receivable to director....................        --          270          --
                                                              --------    ---------    --------
Net cash provided by (used in) investing activities.........    48,160      (71,731)     (3,550)
FINANCING ACTIVITIES
Proceeds from issuance of convertible notes payable.........        --           --      63,250
Restricted cash payments....................................    (2,000)          --          --
Payments for debt issuance, debt exchange and equity line
  costs.....................................................    (1,540)          --      (2,963)
Repayment of note payable to related party..................        --           --         (60)
Repayment of capital lease obligations......................      (128)        (140)        (57)
Proceeds from sale of redeemable convertible preferred
  stock, net................................................        --           --       2,924
Proceeds from sale of common stock, net.....................        --       98,499      48,830
Proceeds from common stock purchased by employees...........       296           --          --
Proceeds from exercise of stock options.....................       774        2,360          28
                                                              --------    ---------    --------
Net cash provided by (used in) financing activities.........    (2,598)     100,719     111,952
                                                              --------    ---------    --------
Net increase (decrease) in cash and cash equivalents........    (8,026)     (70,009)     78,977
Cash and cash equivalents at beginning of period............    11,539       81,548       2,571
                                                              --------    ---------    --------
Cash and cash equivalents at end of period..................  $  3,513    $  11,539    $ 81,548
                                                              ========    =========    ========
SUPPLEMENTAL SCHEDULES OF CASH FLOW INFORMATION
Interest paid...............................................  $  3,586    $   4,693    $     --
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES
Issuance of Warrant to AOL..................................  $     --    $      --    $  1,075
Deferred compensation related to stock options..............  $     --    $   4,590    $  3,791
Issuance of common stock for convertible notes, net.........  $  6,087    $      --    $     --
Issuance of common stock upon conversion of preferred
  stock.....................................................  $     --    $      --    $ 15,540
Issuance of common stock for SoftGallery divestiture........  $    445    $      --    $     --
Issuance of common stock in conjunction with acquisitions...  $     --    $ 123,880    $     --

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

  Basis of Presentation

     The accompanying consolidated financial statements reflect the financial position and results of operations of the Company and its wholly owned subsidiaries and include the results of operations of BuyDirect.com and SoftGallery from the date of acquisition (see Note 3). All intercompany transactions and balances have been eliminated.

     The Company has incurred operating losses since inception and anticipates continued losses. In April 2001, the Company received a firm commitment from a key vendor relating to $12 million in trade payables which would be restructured to a note payable (the "Vendor Note"). The commitment includes two payments of $1 million each in principal plus interest due on July 2, 2001 and October 1, 2001 with the balance plus interest due January 2, 2002. Interest accrues on the Vendor Note at a rate of prime plus 1%. The Company is committed to repay the Vendor Note on an accelerated basis to the extent that the Company borrows money under a non-current borrowing arrangement (other than any revolving credit lines or agreements previously existing on the date hereof) from any party other than the payee and to the extent that the Company raises capital through the sale of equity or debt securities.

     If the Company is unable to meet its current operating plan, in conjunction with the receipt of the Vendor Note, it will be required to obtain additional funding. Management believes such funding will be available, but there can be no assurances that such funding will be available, or, if it is available, on terms acceptable to the Company. Management believes that if funding is not available, other actions can and will be taken to reduce costs. These actions may entail the Company to reduce headcount, sales and marketing, research and development and other expansion activities which may affect the future growth of the Company's operations

  Use of Estimates in the Preparation of Financial Statements

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

  Revenue Recognition

     The Company's revenues are primarily derived from these sources: the operation of eStores and resale of computer software. The Company's revenues include sales of software to customers using credit cards, to corporate customers that are invoiced directly under credit terms, to U.S. Government agencies pursuant to contractual arrangements and, to a lesser extent, amounts received from eStore clients for website hosting and transaction processing. Revenue from the sale of software, net of estimated returns, is recognized when persuasive evidence of an arrangement exists, either shipment of the physical product or delivery of the electronic product has occurred, fees are fixed and determinable and collectibility is considered probable. Sales of software under contracts with U.S. Government agencies require continuing service, support and performance by the Company. Accordingly, the related revenues and costs are deferred and recognized over the period the service, support and performance are provided. Revenues derived from website hosting and

                             BEYOND.COM CORPORATION
transaction processing are recognized as the services are provided. Costs of deferred revenue relate to software licenses purchased from software developers for sales to U.S. Government agencies.

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

     In the quarter ended December 31, 2000, the Company adopted FASB's Emerging Issues Task Force 00-10 "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"), which provides guidance for the classification of revenues and costs for shipping and handling fees. All revenue and cost of revenue amounts have been reclassified to conform with the adoption of EITF 00-10. The adoption of EITF 00-10 had no impact on our gross profit or net loss.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). The Company adopt SAB 101 during 2000. The adoption of SAB 101 had no material effect on the Company's financial position, revenues or results of operations.

  Foreign Currency Translation

     The financial statements of the Company's subsidiaries are translated into U.S. dollars in accordance with the Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Assets and liabilities of the Company's subsidiaries are translated using exchange rates on the last day of the reporting period. Revenues and expenses are translated using the average exchange rates in effect during the period. Gains and losses from foreign currency translation were not material through December 31, 2000.

  Research and Development

     Research and development expenditures are generally charged to operations as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. In the Company's case, capitalization would begin upon completion of a working model, as the Company does not prepare detailed program designs as part of the development process. Through December 31, 2000, there were no significant capitalizable software development costs incurred and, as a result, all such costs have been expensed as incurred.

  Advertising Expense

     The costs of advertising are recorded as an expense when incurred or upon the first showing of the advertisement. Advertising costs for the years ended December 31, 2000, 1999, and 1998 were approximately $1.2 million, $20.0 million, and $8.5 million, respectively.

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents. As of December 31, 2000 and 1999, cash equivalents consist primarily of investments in money market accounts for which cost approximates fair market value. The Company places its cash and cash equivalents in high-quality U.S. financial institutions and, to date, has not experienced losses on any of its investments.

     Restricted cash of $2.0 million represents certain collateral certificates of deposits associated with one product vendor's letter of credit with less than a one-year term. These certificates of deposit are in high-quality

                             BEYOND.COM CORPORATION

U.S. financial institutions and, to date, has not experienced losses on any of its holdings or advanced to the vendor any amounts from restricted cash.

  Short-Term Investments

     Short-term investments are classified as available-for-sale and are carried at fair market value. Short-term investments are comprised primarily of government agency obligations, commercial paper and corporate notes with an original maturity greater than three months and less than one year. The Company held no short-term investments at December 31, 2000 and there were no realized gains or losses from the sale of short-term investments during 2000 and 1999.

     Unrealized gains and losses on short-term investments, which represent the difference between the fair market value and the amortized or original cost, were approximately $269,000 as of December 31, 1999 and were included in accumulated other comprehensive income.

     The following is a summary of available for sale securities at December 31, 1999 (in thousands):

                                                                    GROSS
                                                   AMORTIZED      UNREALIZED       FAIR
                                                     COST       GAINS/(LOSSES)     VALUE
                                                   ---------    --------------    -------
Obligations of government agencies...............   $11,498          $(18)        $11,480
Corporate obligations, principally commercial
  paper and corporate notes......................    43,007           287          43,294
                                                    -------          ----         -------
          Total..................................   $54,505          $269         $54,774
                                                    =======          ====         =======

  Concentration of Credit Risk and Other Risks

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. The Company operates in three business segments and sells software and website hosting and transaction processing services primarily in the United States to consumers, various companies across several industries and certain U.S. Government agencies. The Company generally does not require collateral. The Company maintains allowances for credit losses and customer returns, and such losses have been within management's expectations. For each of the years ended December 31, 2000, 1999 and 1998, U.S. Government agencies accounted for 41%, 25%, and 29% of revenues, respectively. As of December 31, 2000, the Company had two U.S. Government agency customers that accounted for 64% of gross accounts receivable. As of December 31, 1999, the Company had three U.S. Government agency customers that accounted for 65% of gross receivables. The Company's contracts with U.S. Government agencies are subject to annual review and renewal by the applicable government entity, and may be terminated, without cause, at any time.

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

                             BEYOND.COM CORPORATION

  Property and Equipment

     Property and equipment are stated at cost and are depreciated on a straight-line basis over estimated useful lives of three years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or the estimated useful lives. Property and equipment consist of the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
Computer equipment and software..........................  $18,619    $12,779
Furniture and fixtures...................................    1,238      2,146
Office equipment.........................................      399        401
Leasehold improvements...................................      936      1,169
                                                           -------    -------
                                                            21,192     16,495
Less accumulated depreciation and amortization...........   (7,865)    (3,418)
                                                           -------    -------
                                                           $13,327    $13,077
                                                           =======    =======

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

  Net Loss Per Share

     Net loss per share is presented under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). Basic earnings per share is computed using the weighted average number of common shares outstanding during the period and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is computed using the weighted average number of common and dilutive common shares outstanding during the period. Due to the Company's net loss for the years ended December 31, 2000, 1999, and 1998, potentially dilutive securities have been excluded from the computation as their effect is antidilutive.

     If the Company had reported net income, diluted net income per share would have included the shares used in the computation of net loss per share as well as the effect of approximately 6,845,000, 7,120,000 and 5,853,000 shares purchasable under outstanding options and warrants not included above for the years ended December 31, 2000, 1999, and 1998, respectively. The number of common equivalent shares from options and warrants would be determined on a weighted average basis using the treasury stock method. The convertible notes outstanding in 2000, 1999 and 1998 were also excluded from the common equivalent share calculation, as it would have been antidilutive.

                             BEYOND.COM CORPORATION

  Income Taxes

     Income taxes are calculated under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (FAS 109). Under FAS 109, the liability method is used in accounting for income taxes, which includes the effects of temporary differences between financial and taxable amounts of assets and liabilities.

  Internally Used Software

     The Company accounts for internally used software under American Institute of Certified Public Accountants Statement of Position, "Accounting for Computer Software Developed for or Obtained for Internal-Use" (SOP 98-1). SOP 98-1 provides revised guidance for the accounting treatment to all non-governmental entities for software that is internally developed, acquired, or modified solely to meet the entity's internal needs. The Company capitalized $4.5 million under SOP 98-1 in 2000 for software to be placed in service in 2001.

  Accumulated Other Comprehensive Loss

     At December 31, 1999, accumulated other comprehensive loss consisted of approximately $269,000 of unrealized losses on short-term investments. The Company had no accumulated comprehensive loss at December 31, 2000.

  New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133). SFAS 133 establishes accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 requires all companies to recognize derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after July 1, 2000. The Company has assessed the impact the adoption of SFAS 133 will have and does not expect that adoption of SFAS 133 will have a material effect on its financial position or results of operations.

  Reclassifications

     Certain prior year balances have been reclassified to conform with current year's presentation.

 2. RESTRUCTURING COSTS

     During the quarter ended March 31, 2000, the Company recorded a restructuring charge of $13.7 million. This was a result of a plan to refocus the Company's business from a consumer retail focused company to a business-to-business e-commerce services company. As part of this refocus, the Company reduced its workforce by approximately 75 employees in January 2000, or approximately 20% of its total workforce, consolidated facilities and disposed of excess capital assets. Additionally, the Company terminated its existing marketing agreements focused on generating consumer sales with AOL, CNET, Excite, Network Associates, Roadrunner, Yahoo! and ZDNet (see Note 5). The restructuring charges were comprised of approximately $10.1 million in termination fees and associated prepaid and intangible assets write-offs related to the termination of the marketing agreements, $2.0 million in employee termination costs, $0.9 million for the write-off of prepaid royalties and consultation expenses related to the Company's change in business focus and $0.7 million for the write-off of excess equipment and facilities consolidation.

                             BEYOND.COM CORPORATION

     The following table summarizes the Company's restructuring activities during the year ended December 31, 2000 (in thousands):

                                                                           BUSINESS
                                              MARKETING     SEVERANCE     DEVELOPMENT     EXCESS
                                              AGREEMENTS   AND BENEFITS    EXPENSES     FACILITIES    TOTAL
                                              ----------   ------------   -----------   ----------   -------
Restructuring charge recorded in quarter
  ended March 31, 2000......................   $10,123       $ 2,002         $ 889        $ 693      $13,707
Cash payments...............................    (6,023)       (2,002)         (348)          --       (8,373)
Non-cash charges............................    (4,100)           --          (541)        (693)      (5,334)
                                               -------       -------         -----        -----      -------
Accrual balance as of December 31, 2000.....   $    --       $    --         $  --        $  --      $    --
                                               =======       =======         =====        =====      =======

 3. ACQUISITIONS

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

     The Company has allocated the purchase price to assets and liabilities based on management's best estimates of the respective fair values with the excess cost over the net assets acquired allocated to goodwill and other intangible assets as follows (amounts in millions):

Current assets..............................................  $  1.6
Property and equipment......................................     1.1
Marketing agreements........................................     2.0
Customer base...............................................     2.0
Assembled workforce.........................................     1.1
Technology..................................................     1.6
Covenants not to compete....................................     6.5
Goodwill....................................................   123.0
                                                              ------
          Total purchase price..............................  $138.9
                                                              ======

     The intangible assets are being amortized to expense over the estimated useful lives of one to three and one half years. Fifteen percent of the shares issued to the BuyDirect.com stockholders were held in escrow to secure indemnification obligations of the BuyDirect.com stockholders. Such shares were released from escrow in 2000. At December 31, 2000 the balance of other intangible assets and goodwill was approximately $62.4 million, net of accumulated amortization of $74.1 million.

     The unaudited pro forma consolidated statement of operations data for the years ended December 31, 1998 and 1999 set forth below gives effect to the acquisition of BuyDirect.com as if it occurred on January 1,

                             BEYOND.COM CORPORATION

1998. The unaudited pro forma results for 1998 and 1999 include an adjustment to reflect a full year of amortization of goodwill, other intangible assets and deferred compensation recorded in conjunction with the acquisition. The basic and diluted net loss per share amounts are computed using the weighted average number of shares of common stock outstanding after the issuance of the Company's common stock to acquire the outstanding shares of BuyDirect.com.

                                                             YEAR ENDED
                                                            DECEMBER 31,
                                                        ---------------------
                                                          1999         1998
                                                        ---------    --------
                                                             (UNAUDITED)
                                                        (IN THOUSANDS, EXCEPT
                                                         PER SHARE AMOUNTS)
Revenues..............................................  $ 119,731    $ 41,297
Net loss..............................................  $(176,030)   $(86,059)
Basic and diluted net loss per share..................  $   (3.88)   $  (3.61)

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

     On April 25, 2000, the Company entered into an agreement to return 80.01% of Beyond.com's ownership of SoftGallery to the previous SoftGallery stockholders. Under the terms of this agreement, Beyond.com issued approximately 177,000 additional shares of its common stock and paid cash of $125,000 to SoftGallery shareholders in order to replace and supercede obligations associated with the original acquisition. Beyond.com's cost basis for its remaining 19.99% investment in SoftGallery is $2.0 million which includes the net cost of the initial purchase of approximately $1.4 million and the additional divestiture cost of approximately $600,000. Beyond.com retained no significant influence over the day-to-day operations of SoftGallery under terms of this agreement. The Company is accounting for its 19.99% investment in SoftGallery under the cost method. During the fourth quarter of 2000, the Company wrote-off its investment in SoftGallery for approximately $1.5 million and recorded the charge in other expenses.

                             BEYOND.COM CORPORATION

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

     At December 31, 2000, the Company reported its operations as three segments: eStores, Government Systems and website groups. The following table presents net revenues and cost of revenues of the Company's three segments for the three years ended December 31, 2000. There were no inter-business unit sales or transfers. The Company does not report operating expenses, depreciation and amortization, interest income (expense), income taxes, capital expenditures, or identifiable assets by its industry segments to the Chief Executive Officer. The Company's Chief Executive Officer reviews the revenues from each of the Company's reportable segments, and all of the Company's expenses are managed by and reported to the Chief Executive Officer on a consolidated basis. Net revenues and cost of revenues are as follows (in thousands):

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2000        1999       1998
                                                      --------    --------    -------
NET REVENUES
eStores.............................................  $ 46,670    $ 25,746    $ 1,734
Government Systems..................................    49,257      29,731     10,503
Website.............................................    23,825      64,687     24,413
                                                      --------    --------    -------
          Total.....................................  $119,752    $120,164    $36,650
                                                      ========    ========    =======
COST OF REVENUES
eStores.............................................  $ 39,501    $ 21,578    $ 1,400
Government Systems..................................    45,121      27,020      9,631
Website.............................................    19,593      55,574     20,043
                                                      --------    --------    -------
          Total.....................................  $104,215    $104,172    $31,074
                                                      ========    ========    =======

 5. MARKETING AGREEMENTS

     During 1997, 1998 and 1999, the Company entered into marketing agreements with America Online Inc. ("AOL"), Excite Inc. ("Excite"), Netscape Communications Corporation ("Netscape"), Network Associates Inc. ("Network Associates") and Yahoo! Inc. ("Yahoo!"). In the first quarter of 2000, the Company terminated its agreements with AOL, Excite, Network Associates, and Yahoo! (see Note 2).

     The AOL agreement was for a term of 42 months beginning March 1998, unless earlier terminated, and provided for a marketing relationship between AOL and the Company. Pursuant to this agreement, the Company was the exclusive provider of electronically delivered software on certain screens on the AOL service and aol.com to AOL customers through links to the Company's website from various AOL web pages.

     The Excite agreement was for a term of 36 months beginning April 1998 pursuant to which the Company was the exclusive software reseller on certain screens within certain channels of Excite's website.

     The Netscape agreement was for a term of 24 months beginning August 1997, pursuant to which the Company created and managed an online software store accessible through Netscape's website.

     The Company entered into various contracts with Network Associates in 1997 and 1998. In September 1997, the Company and Network Associates entered into an agreement whereby the Company agreed to electronically distribute Network Associates products. In September 1998, the Company and Network Associates entered into agreements whereby the Company agreed to co-host certain websites with Network

                             BEYOND.COM CORPORATION

Associates and whereby the Company agreed to operate and manage certain aspects of Network Associates' website.

     In February 1999, the Company entered into an agreement with Yahoo!, a global Internet media company that offers a branded network of comprehensive information, communication and shopping services. Under this agreement, Yahoo! promoted and advertised Beyond.com as a premier software merchant by delivering page views across Yahoo!'s branded network of sites.

     The amounts paid under the AOL, Netscape and Network Associates agreements were amortized to sales and marketing expenses on a straight-line basis over the period from the launch dates to the termination dates of the services. The amounts paid under the Excite and Yahoo! agreements were expensed to sales and marketing expenses as the payments became due over the contract term beginning from the launch date of the services. The Company expensed approximately $2.7 million, $14.8 million and $6.7 million related to these agreements in 2000, 1999 and 1998, respectively. Total amounts capitalized under these agreements at December 31, 1999 were $4.0 million. These agreements were terminated as a result of the restructuring in the first quarter of 2000 (see Note 2).

     The Company also entered into a Common Stock and Warrants Subscription Agreement in 1998, which provided for the sale of $2,000,000 of common stock to AOL immediately prior to the closing of an initial public offering ("IPO") at the price paid by the Underwriters in the IPO. At the completion of the IPO and the purchase by AOL of the $2,000,000 of common stock, the Company issued a common stock warrant (the "IPO Warrant"). The IPO Warrant vests in increments of 1/36 per month commencing March 1, 1998. The IPO Warrant was issued for the purchase of 358,423 shares of common stock at an exercise price per share of $8.37 and such shares are non-forfeitable.

     The Company determined the fair value of the IPO Warrant using the Black-Scholes model with the following assumptions: risk-free interest rate of 6.00%, no dividend yield, a volatility factor of 0.25, and an expected life of eight years based on the term of the warrant. The fair value of the IPO Warrant was determined at the time of issuance to be approximately $1,075,000 and was recorded as additional purchase price for the marketing rights under the marketing agreement. The value of the warrant was being amortized on a consistent basis with the marketing rights as described above. The Company amortized approximately $90,000 of the IPO Warrant value to sales and marketing expense through the first quarter of 2000, at which time the remaining balance was written off as part of restructuring (see Note 2).

     As a result of the BuyDirect.com merger, the Company assumed marketing agreements with @Home Corporation ("@Home"), CNET Networks Inc. ("CNET"), ZD Inc. ("ZDNet") and other partners.

     The @Home agreement is for a term of 36 months beginning in November 1998 and provides for the Company to become the exclusive software store promoted on the @Home Network.

     The CNET agreement was for a term of 24 months beginning in October 1998. Under the CNET agreement, Beyond.com received Internet and television promotions and exclusivity from CNET.

     The ZDNet agreement was for a term 36 months beginning in February 1999 and provided for certain promotion and advertising and online software content for use on the Company's website.

     The Company expensed approximately $1.5 million and $6.7 million related to the agreements assumed as a result of the BuyDirect.com merger in 2000 and 1999, respectively. Total amounts capitalized under these agreements assumed as a result of the BuyDirect.com merger at December 31, 1999 were $1.2 million. As of December 31, 2000, there were no remaining obligations under these agreements as they were terminated during 2000 (see Note 2).

                             BEYOND.COM CORPORATION

 6. CONVERTIBLE NOTES

     In November and December 1998, the Company issued unsecured Convertible Subordinated Notes payable with an aggregate principal amount of $63.3 million. The notes bear an annual interest rate of 7.25% and mature on December 1, 2003. Interest on the notes is payable semi-annually commencing on June 1, 1999 and the notes are convertible into common stock at the option of the holder at any time prior to December 2, 2003 at the conversion price of $18.34 per share. There are no financial covenants associated with the notes payable.

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

     On September 11, 2000, the Company consummated an offer to exchange 10.875% Convertible Subordinated Notes due December 1, 2003 (the "New Notes") for the Company's outstanding 7.25% Convertible Subordinated Notes due December 1, 2003 (the "Old Notes"). On that date certain note holders exchanged approximately $62.3 million in principal amount of Old Notes for approximately $41.6 million in principal amount of New Notes. The New Notes were recorded at fair value at the exchange date on the Company's balance sheet. The fair value of the New Notes was derived using the closing stock price of $1.1875 or 14,456,348 shares on September 11, 2000. The difference between the principal amount of the New Notes ($41.6 million) and the fair value of the New Notes on the exchange date ($17.2 million) is being accreted to increase notes payable and charge interest expense over the term of the New Notes. During 2000, $1.9 million was accreted and charged to interest expense. As of December 31, 2000, approximately $900,000 in principal amount of the Old Notes remained outstanding as not all of these notes were exchanged for New Notes.

     The exchange resulted in an extraordinary gain of approximately $45.2 million, which was recorded by the Company in the quarter ended September 30, 2000. The exchange offer was effected on the basis of $2,000 principal amount of New Notes for each $3,000 principal amount of Old Notes validly tendered and accepted for exchange in the exchange offer. The New Notes are convertible at any time prior to maturity, unless previously redeemed, into common stock of the Company at a conversion price of $2.875 per share. The New Notes will be redeemable at the option of the Company on or after December 6, 2001, subject to certain conditions, and at the option of the holders in the event of a change in control. As of December 31, 2000, approximately $17.3 million in principal amount of New Notes had been converted to approximately 6.0 million shares of common stock.

 7. OPERATING LEASE COMMITMENTS

     The Company leases or subleases facilities and certain equipment under noncancelable operating leases expiring at various dates through 2005. In October 1999, the Company entered into a new facility lease agreement for approximately 105,000 square feet of office space in Santa Clara, California. The new lease expires in 2004. In addition to the base rent, the lease agreement requires the Company to pay taxes, insurance and maintenance expenses. Occupation of the new facility commenced in November 1999. Rental expense, net of sublease income, was approximately $2.4 million, $3.4 million and $1.2 for the years ended December 31, 2000, 1999, and 1998, respectively. Sublease income was approximately $1.0 million, $300,000 and $100,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     In September 1999, the Company issued a $1.0 million letter of credit in connection with the Company's new facility lease. The letter of credit designates the landlord as beneficiary and provides that the landlord may

                             BEYOND.COM CORPORATION
draw down the letter of credit in the amount equal to any default under the lease. As of December 31, 2000, no amounts have been advanced to the lessor from the letter of credit.

     The annual future minimum lease payments under all noncancelable operating leases, net of sublease income of $2.0 million and $1.7 million in 2001 and 2002, respectively, at December 31, 2000 are as follows (in thousands):

2001........................................................  $  674
2002........................................................     995
2003........................................................   2,488
2004........................................................   2,171
2005........................................................      17
                                                              ------
          Total minimum lease payments......................  $6,345
                                                              ======

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

 9. STOCKHOLDERS' EQUITY

  Common Shares

     The Company is authorized to issue 120,000,000 shares of common stock. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company. Subject to the preferences that may be applicable to any outstanding shares of preferred stock, the holders of common stock are entitled to receive ratably such dividends, if any, that may be declared by the Board of Directors.

     The Company has reserved shares of common stock for future issuance at December 31, 2000 as follows:

1995, 1998, 1999 and BuyDirect Stock Option Plans (the
  Plans)
  Options outstanding....................................   6,486,235
  Options available for future grant.....................   4,118,468
Employee Stock Purchase Plan.............................     934,305
Outstanding warrants.....................................     358,423
Conversion of convertible notes payable..................   8,477,226
                                                           ----------
                                                           20,374,657
                                                           ==========

  Stock Option Plans

     The Company's 1995 Stock Option Plan was adopted by the Company on January 5, 1995. There are 3,000,000 shares of common stock authorized for issuance under such plan. On April 4, 1998, the Company's Board of Directors and stockholders adopted the 1998 Stock Option Plan and reserved an aggregate of 2,000,000 shares of common stock for grants of stock options under such plan. On March 17, 1999, the Company's Board of Directors and stockholders adopted the 1999 Non-Qualified Stock Option Plan (the "1999 NQ Plan") and reserved an aggregate of 750,000 shares of common stock for grants of stock options under such plan. During 2000, the Company's Board of Directors increased the number of shares reserved under the 1999 NQ Plan by 4,500,000 shares bringing the total shares reserved under the 1999 NQ Plan to 5,250,000. On March 17, 1999, the Company's Board of Directors and stockholders adopted the 1999 Incentive Stock Option Plan and reserved an aggregate of 2,000,000 shares of common stock for grants of stock options under such plan (collectively "the Plans"). The Plans provide for the issuance of common stock and

                             BEYOND.COM CORPORATION
granting of options to employees, officers, directors, consultants, independent contractors, and advisors of the Company. The exercise price of a nonqualifying stock option and an incentive stock option shall not be less than 85% and 100%, respectively, of the fair value of the underlying shares on the date of grant. Options granted under the Plans generally vest over four years at the rate of 25% one year from the grant date and ratably every month thereafter. Some of the options granted under the Plans vest over two years at the rate of 25% six months from the grant date and ratably every month thereafter and some of the options granted vest over one year at the rate of 50% six months from the grant date and ratably every month thereafter.

     The following table summarizes option activity for the years ended December 31, 2000, 1999 and 1998:

                                                                  OPTIONS OUTSTANDING
                                                              ----------------------------
                                                                               WEIGHTED
                                                                               AVERAGE
                                                  SHARES        NUMBER      EXERCISE PRICE
                                                AVAILABLE     OF SHARES       PER SHARE
                                                ----------    ----------    --------------
Balance at December 31, 1997..................     913,545     1,016,455       $ 0.068
  Additional Shares Reserved..................   3,000,000            --            --
  Options granted.............................  (3,868,946)    3,868,946       $ 5.162
  Options exercised...........................          --      (166,852)      $ 0.168
  Options canceled............................     224,250      (224,250)      $ 5.775
                                                ----------    ----------
Balance at December 31, 1998..................     268,849     4,494,299       $ 4.163
  Additional Shares Reserved..................   3,031,757            --            --
  Options granted.............................  (3,528,457)    3,528,457       $19.391
  Options exercised...........................          --      (860,903)      $ 2.768
  Options canceled............................   1,455,616    (1,455,616)      $12.983
  Options assumed as a result of the
     BuyDirect.com Merger.....................    (281,757)      281,757       $ 1.328
                                                ----------    ----------
Balance at December 31, 1999..................     946,008     5,987,994       $11.113
  Additional Shares Reserved..................   4,500,000            --            --
  Options granted.............................  (8,438,136)    8,438,136       $ 2.445
  Options exercised...........................          --      (702,872)      $ 1.101
  Options canceled............................   7,110,596    (7,110,596)      $ 9.189
  BuyDirect options eliminated upon
     cancellation.............................          --      (126,427)      $ 1.161
                                                ----------    ----------
Balance at December 31, 2000..................   4,118,468     6,486,235       $ 3.088
                                                ==========    ==========

     In connection with certain stock options granted in March and April 1998, the Company recorded deferred compensation for the estimated difference between the exercise price of the options and the deemed fair value of approximately $3.8 million which is being amortized over the four year vesting period of the options.

     The following table summarizes information about options outstanding as of December 31, 2000:

                     NUMBER OF                   WEIGHTED         NUMBER OF
                      OPTIONS        WEIGHTED     AVERAGE          OPTIONS        WEIGHTED
                 OUTSTANDING AS OF   AVERAGE     REMAINING    EXERCISABLE AS OF   AVERAGE
                   DECEMBER 31,      EXERCISE   CONTRACTUAL     DECEMBER 31,      EXERCISE
EXERCISE PRICE         2000           PRICE     LIFE(YEARS)         2000           PRICE
--------------   -----------------   --------   -----------   -----------------   --------
$ 0.01 - $ 9.00      5,941,537        $ 1.74       9.40           1,250,983        $ 3.07
$ 9.01 - $18.00        294,548        $12.39       8.71             102,452        $12.36
$18.01 - $27.00        212,950        $23.30       8.35             125,787        $23.29
$27.01 - $33.94         37,200        $28.96       8.43              19,342        $28.96
                     ---------                                    ---------
$ 0.01 - $33.94      6,486,235        $ 3.09       9.33           1,498,564        $ 5.74
                     =========                                    =========

                             BEYOND.COM CORPORATION

     As of December 31, 1999 and 1998, 1,591,282 and 647,341 options were exercisable at a weighted average price of $4.17 and $0.09, respectively.

  Options Granted Outside of the Stock Options Plans

     On January 5, 1995, the Company granted options outside of the Plans to its Chief Technical Officer (the "CTO Grant") to purchase 1,000,000 shares of common stock of the Company at an exercise price of $0.004 per share. During 2000, 773,728 shares were exercised under the CTO Grant. As of December 31, 2000, all options have been exercised related to the CTO Grant.

  Employee Stock Purchase Plan

     In April 1999, the Company's Board of Directors and stockholders adopted its 1999 Employee Stock Purchase Plan ("ESPP Plan") and reserved 1,000,000 shares of common stock for issuance under this plan. In accordance with Section 423 of the Internal Revenue Code, this plan permits eligible employees to authorize payroll deduction of up to 10% of their base compensation to purchase shares of the Company's common stock at the lower of 85% of the fair market value of the common stock on the first day of the offering period or the purchase date. During 2000, 65,695 shares were issued under the ESPP Plan for approximately $296,000 in proceeds.

  Chairman Grant Program

     In January 2000, the Company's Board of Directors adopted the Chairman Grant Program and reserved 1,000,000 shares of common stock for issuance to selected full-time employees under this plan. William S. McKiernan, the Company's Chairman of the Board, agreed to contribute 1,000,000 shares of the Company's common stock owned by him to the Plan over the one year term of the Plan. Shares will be issued on a quarterly basis, in the total amount of 250,000 shares per quarter. The shares shall be awarded to selected full time employees who have gone beyond normal expectations in their contributions to the Company's success as a whole. During the year ended December 31, 2000, the Company issued approximately 435,467 shares and recorded compensation expense of approximately $2.1 million. In the third quarter of 2000, this program was suspended for a period of time to be determined.

  Stock Based Compensation

     Pro forma information regarding net loss is required by FAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted under the fair value method of FAS 123. The fair value for options granted prior to the IPO were estimated at the date of grant using the minimum value method. Options granted subsequent to the IPO were valued using the Black-Scholes model based on the actual stock closing price on the day previous to the date of grant. The following weighted average assumptions were used to calculate the value of the options granted: risk-free interest rate of 4.4%, 5.6%, and 5.2% for 2000, 1999, and 1998, respectively; a volatility factory of 1.53, 1.23 and 1.35 of the expected market price of the Company's common stock for 2000, 1999 and 1998, respectively, and a weighted average expected life of the option of 3.88, 5.34 and 5.43 years for 2000, 1999 and 1998.

     The option valuation models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected life of the option. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. Had compensation cost for the Company's stock-based compensation plans been determined using the fair value at the grant dates for awards under those Plans calculated using the minimum value method and

                             BEYOND.COM CORPORATION
the Black-Scholes model described above, the Company's net loss and pro forma basic and diluted net loss per share would have been increased to the pro forma amounts indicated below:

                                                         YEAR ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      2000        1999         1998
                                                    --------    ---------    --------
Pro forma net loss (in thousands).................  $(68,672)   $(142,559)   $(32,924)
Pro forma basic and diluted net loss per share....  $  (1.76)   $   (4.19)   $  (1.36)

     The weighted average fair value of options granted, which is the value assigned to the options under FAS 123, was $1.92, $17.05, and $6.48 for options granted during 2000, 1999 and 1998, respectively.

     The pro forma impact of options on the net loss for the years ended December 31, 2000, 1999 and 1998 is not representative of the effects on net income (loss) for future years, as future years will include the effects of options vesting as well as the impact of multiple years of stock option grants.

10. RELATED PARTY TRANSACTIONS

     The Company's Chairman of the Board of Directors is the Chairman and Chief Executive Officer of Cybersource Corporation ("Cybersource"). The Company uses services supplied to the Company by CyberSource on a non-exclusive basis. These services relate to credit card processing, fraud screening, export control, sales tax computation, electronic licensing, hosting of electronic downloads and fulfillment notification. Any discontinuation of such services, or any reduction in performance that requires the Company to replace such services, could be disruptive to the Company's business. The Company also received a non-exclusive license to certain CyberSource Technology. Under the services agreement, the Company is obligated to compensate CyberSource on a basis of services used per order or transaction. The Company recorded expenses of approximately $1.6 million, $1.1 million and $747,000 related to such services in 2000, 1999 and 1998, respectively. As of December 31, 2000 and 1999, amounts owed to CyberSource were approximately $245,000 and $151,000, respectively. In June 1999, the Company granted a two-year exclusive license of proprietary risk management system software to Cybersource for a non-refundable license fee of $600,000.

     During the years ended December 31, 2000, 1999, and 1998, legal fees incurred were approximately, $954,000, $988,000, and $1,300,000, respectively, relating to a law firm in which a current member of the board of directors of the Company is a partner. As of December 31, 2000 and 1999, amounts owed to the law firm were approximately $300,000, and $69,000, respectively.

11. LITIGATION AND CONTINGENCIES

  Softmat Litigation

     On July 7, 2000, Softmat, LLC ("Softmat") filed a complaint against the Company in the United States District Court, Central District of California, alleging that the Company's merchandising systems for computer software infringes upon a patent held by Softmat. The complaint seeks monetary damages, treble damages, injunctive relief and attorney's fees for willful infringement. The Company has reached an agreement in principal with Softmat to settle this matter for a cash payment of approximately $25,000 and a warrant to purchase 200,000 shares of our common stock at a price of 105% of the market value at December 12, 2000. Because the settlement agreement has not been finalized, the Company cannot assure that the proposed settlement will be consummated. If a settlement is not reached, the Company intends to continue its defense. The Company believes that the patent is not valid, and that it does not infringe it. If a settlement is not reached, or the outcome of the litigation be adverse to the Company, it could be required to pay significant monetary damages and could be enjoined from selling the Company's products that infringe Softmat's patent, unless it is able to negotiate a license from Softmat, which most likely would increase its cost of revenues and decrease its gross profit.

                             BEYOND.COM CORPORATION

12. INCOME TAXES

     No provision for income taxes has been recorded due to operating losses with no current tax benefit.

     As of December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $209,100,000 and $91,200,000, respectively. The Company also had federal and state research credit carryforwards of approximately $239,000 and $306,000, respectively. The net operating loss carryforwards and tax credit carryforwards will expire at various dates beginning in 2002 through 2020, if not utilized.

     Utilization of the net operating losses and tax credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and tax credits before utilization.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

                                             DECEMBER 31, 2000    DECEMBER 31, 1999
                                             -----------------    -----------------
DEFERRED TAX ASSETS:
  Net operating loss carryforwards.........      $ 76,400             $ 48,875
  Research credit carryforwards............           545                  809
  Reversals and accruals...................           240                1,048
                                                 --------             --------
          Total deferred tax assets........        77,185               50,732
  Valuation allowance......................       (77,185)             (50,732)
                                                 --------             --------
  Net deferred tax assets..................      $     --             $     --
                                                 ========             ========

     Under Statement of Financial Accounting Standards No. 109 (FAS 109), deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and the laws that will be in effect when the differences are expected to reverse. In light of FAS 109 and based upon the weight of available evidence, which includes our historical operating performance, the reported net operating losses in the period 2000, 1999, and 1998, and the uncertainties regarding the future results of our operations, we have provided a full valuation allowance against our net deferred tax assets, as it is not more likely than not that such deferred tax assets will be realized. The valuation allowance increased by $26,453,000 during 2000 and increased by $34,927,000 during 1999.

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                       QUARTER ENDED
                                                    ---------------------------------------------------
                                                    MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                     2000(1)      2000         2000            2000
                                                    ---------   --------   -------------   ------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenues......................................  $ 29,560    $ 31,021     $ 29,488        $ 29,683
Gross profit......................................     4,039       4,090        4,069           3,339
Loss from operations..............................   (45,526)    (19,710)     (17,509)        (16,437)
Extraordinary gain on debt exchange...............        --          --       45,176              --
Net income (loss).................................   (45,921)    (20,292)      26,144         (20,801)
Net income (loss) per common share -- basic and
  diluted.........................................  $  (1.23)   $  (0.53)    $   0.68        $  (0.49)

                             BEYOND.COM CORPORATION

                                                                       QUARTER ENDED
                                                    ---------------------------------------------------
                                                    MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,
                                                      1999        1999         1999            1999
                                                    ---------   --------   -------------   ------------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenues......................................  $ 19,557    $ 26,912     $ 37,403        $ 36,292
Gross profit......................................     2,898       3,998        4,314           4,781
Loss from operations..............................   (18,386)    (34,405)     (37,956)        (34,060)
Net loss..........................................   (18,796)    (34,179)     (37,782)        (34,009)
Net loss per common share -- basic and diluted....  $  (0.66)   $  (0.97)    $  (1.05)       $  (0.94)

---------------
(1) Net Revenues in the quarter ended March 31, 2000 have been restated to exclude $2.5 million in government system sales. The restatement decreased gross profit and increased net loss by $138,000 in the quarter. The exclusion relates to stated conditions to the terms of a single sales transaction that current company management discovered subsequent to year end. Management brought these stated conditions to the attention of their independent auditors and determined that the related transaction had not properly sold through and therefore should not be treated as a sale in accordance with generally accepted accounting principals.

14. SUBSEQUENT EVENTS

  Termination of Symantec eStore (unaudited)

     As of January 2, 2000, the Company discontinued its contract to provide eStore services to Symantec. For the year ended December 31, 2000, Symantec eStore related revenues comprised approximately 24% of total revenues.

  Common Stock Purchase Agreement (unaudited)

     On October 30, 2000, the Company entered into a common stock purchase agreement with Investwell Investments Limited ("Investwell"). Under the common stock purchase agreement (the "Agreement"), Investwell has committed to purchase up to $40.0 million of the Company's common stock upon drawdown requests by the Company over a 12 month period, which the Company has the right to extend for an additional 12 months. As part of the Agreement, the Company issued stock purchase warrants to purchase 600,000 shares of the Company's common stock at an exercise price of $0.8984 per share based on 125% of the closing stock price on October 27, 2000. Shares of our common stock acquired by Investwell pursuant to the Agreement are able to be resold pursuant to a Registration Statement on Form S-1 filed with the Securities Exchange Commission and effective as of January 26, 2001.

     In March 2001, the Company issued a drawdown notice to Investwell in connection with the Agreement. This notice offered to sell up to $200,000 of the Company's common stock to Investwell based on the formula in the Agreement. As a result of the drawdown, Investwell purchased a total of 333,998 shares of the Company's common stock at an average purchase price of $0.3266 per share. As a result of these purchases, Investwell paid and released from escrow to the Company aggregate proceeds of approximately $106,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained in the section captioned "Management" of our definitive proxy statement for our 2001 annual meeting of stockholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information contained in the section captioned "Executive Compensation" of our definitive proxy statement for our 2001 annual meeting of stockholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained in the section captioned "Principal Stockholders" of our definitive proxy statement for our 2001 annual meeting of stockholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained in the section captioned "Certain Relationships and Related Transactions" of our definitive proxy statement for our 2001 annual meeting of stockholders is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Exhibits

     The Exhibit Index attached hereto is hereby incorporated by reference to this Item.

     (b) Financial Statement Schedules

                             BEYOND.COM CORPORATION

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                     BALANCE AT    CHARGED TO    BALANCE AT
                                                     BEGINNING     COSTS AND     DEDUCTION/    END OF
                    DESCRIPTION                      OF PERIOD      EXPENSES      WRITEOFF     PERIOD
                    -----------                      ----------    ----------    ----------    ------
Period ended December 31, 1998
  Accounts receivable allowances...................     $275          $332         $ (31)       $576
  Allowance for sales returns......................       --           462          (160)        302
Period ended December 31, 1999
  Accounts receivable allowances...................      576           634          (809)        401
  Allowance for sales returns......................      302           310           (21)        591
Period ended December 31, 2000
  Accounts receivable allowances...................      401           863          (970)        294
  Allowance for sales returns......................     $591          $ --         $(498)       $ 93

     All other schedules are omitted because they are inapplicable or the requested information is shown in the financial statements of the registrant or related notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Clara, California, on April 19, 2001.

                                          BEYOND.COM CORPORATION

                                          By /s/     RONALD S. SMITH
                                            ------------------------------------
                                                      Ronald S. Smith
                                            President, Chief Executive Officer,
                                                        and Director

                                          By /s/     CURTIS A. CLUFF
                                            ------------------------------------
                                                      Curtis A. Cluff
                                            Senior Vice President of Finance and
                                                   Chief Financial Officer

                                          By /s/  WILLIAM S. MCKIERNAN
                                            ------------------------------------
                                                    William S. McKiernan
                                             Chairman of the Board of Directors

                                          By /s/     JOHN P. PETTITT
                                            ------------------------------------
                                                      John P. Pettitt
                                                          Director

                                          By /s/   RICHARD SCUDELLARI
                                            ------------------------------------
                                                     Richard Scudellari
                                                          Director

                                          By /s/    RALPH B. GODFREY
                                            ------------------------------------
                                                      Ralph B. Godfrey
                                                          Director

                                 EXHIBIT INDEX

                                                                       SEQUENTIALLY
EXHIBIT                                                                  NUMBERED
NUMBER                           DESCRIPTION                             PAGE NO.
-------                          -----------                           ------------
   2.1   Common stock purchase agreement by and between Beyond.com
         Corporation and Investwell Investments Limited dated as of
         October 30, 2000 (Incorporated by reference from
         Beyond.com's Current Report on Form 8-K filed with the
         Commission on November 3, 2000).............................
   3.1   Certificate of Incorporation, as amended (Incorporated by
         reference from Beyond.com's Current Report on Form 8-K filed with the Commission on December 31, 1998, as amended).......
   3.2   Form of Bylaws of the Registrant (Incorporated by reference from Beyond.com's Registration Statement on Form S-1 (Reg.
         No.: 333-51121), as amended, filed with the Commission on
         June 17, 1998)..............................................
   4.1   Common Stock Purchase Warrant granted by Beyond.com
         Corporation to Ladenburg Thalmann and Co., dated as of
         October 30, 2000 (Incorporated by reference from
         Beyond.com's Current Report on Form 8-K filed with the
         Commission on November 3, 2000).............................
   4.2   Common Stock Purchase Warrant granted by Beyond.com
         Corporation to Investwell Investments Limited, dated as of
         October 30, 2000 (Incorporated by reference from
         Beyond.com's Current Report on Form 8-K filed with the
         Commission on November 3, 2000).............................
   4.3   Form of Indenture dated as of November 23, 1998, by and
         between the Registrant and LaSalle National Bank
         (Incorporated by reference from Beyond.com's Registration
         Statement on Form S-1 (Reg. No.: 333-70957) filed with the
         Commission on January 21, 1999).............................
   4.4   Form of Registration Rights Agreement dated as of November
         23, 1998, by and between the Company and Credit Suisse First
         Boston Corporation, C.E. Unterberg, Towbin and Donaldson,
         Lufkin & Jenrette Securities Corporation (Incorporated by
         reference from Beyond.com's Registration Statement on Form
         S-1 (Reg. No.: 333-70957) filed with the Commission on
         January 21, 1999)...........................................
   4.5   Purchase Agreement dated as of November 17, 1998, by and
         between the Company and Credit Suisse First Boston
         Corporation, C.E. Unterberg, Towbin and Donaldson, Lufkin &
         Jenrette Securities Corporation (Incorporated by reference from Beyond.com's Registration Statement on Form S-1 (Reg.
         No.: 333-70957) filed with the Commission on January 21,
         1999).......................................................
   4.6   Form of Note (included in Exhibit 4.3)......................
  10.1   Form of Indemnification Agreement (Incorporated by reference from Beyond.com's Registration Statement on Form S-1 (Reg.
         No.: 333-51121), as amended, filed with the Commission on
         June 17, 1998)..............................................
  10.2   1995 Stock Option Plan, as amended (Incorporated by
         reference from Beyond.com's Registration Statement on Form
         S-1 (Reg. No.: 333-51121), as amended, filed with the
         Commission on June 17, 1998)................................
  10.3   1998 Stock Option Plan (Incorporated by reference from
         Beyond.com's Registration Statement on Form S-1 (Reg. No.:
         333-51121), as amended, filed with the Commission on June
         17, 1998)...................................................
  10.4   Stock Option Agreement dated as of March 31, 1995, by and
         between the Registrant and John Pettitt (Incorporated by
         reference from Beyond.com's Registration Statement on Form
         S-1 (Reg. No.: 333-51121), as amended, filed with the
         Commission on June 17, 1998)................................

                                                                       SEQUENTIALLY
EXHIBIT                                                                  NUMBERED
NUMBER                           DESCRIPTION                             PAGE NO.
-------                          -----------                           ------------
  10.5   Series A Preferred Stock Purchase Agreement, as amended
         (Incorporated by reference from Beyond.com's Registration
         Statement on Form S-1 (Reg. No.: 333-51121), as amended,
         filed with the Commission on June 17, 1998).................
  10.6   Series B Preferred Stock Purchase Agreement (Incorporated by
         reference from Beyond.com's Registration Statement on Form
         S-1 (Reg. No.: 333-51121), as amended, filed with the
         Commission on June 17, 1998)................................
  10.7   Series C Preferred Stock Purchase Agreement (Incorporated by
         reference from Beyond.com's Registration Statement on Form
         S-1 (Reg. No.: 333-51121), as amended, filed with the
         Commission on June 17, 1998)................................
  10.8   Series D Preferred Stock Purchase Agreement (Incorporated by
         reference from Beyond.com's Registration Statement on Form
         S-1 (Reg. No.: 333-51121), as amended, filed with the
         Commission on June 17, 1998)................................
  10.9   Conveyance Agreement dated as of December 31, 1997, by and between the Registrant and Internet Commerce Services
         Corporation (now known as CyberSource Corporation)
         (Incorporated by reference from Beyond.com's Registration
         Statement on Form S-1 (Reg. No.: 333-51121), as amended,
         filed with the Commission on June 17, 1998).................
  10.10  Offer letter to Mark Breier (Incorporated by reference from
         Beyond.com's Registration Statement on Form S-1 (Reg. No.:
         333-51121), as amended, filed with the Commission on June
         17, 1998)...................................................
  10.11  Inter-Company Cross License Agreement dated as of April
         23,1998, by and between the Registrant and Internet Commerce
         Services (now known as CyberSource Corporation), as amended on May 19, 1998 (Incorporated by reference from Beyond.com's
         Registration Statement on Form S-1 (Reg. No.: 333-51121), as
         amended, filed with the Commission on June 17, 1998)........
  10.12  Internet Services and Products Agreement dated as of April
         29, 1996, by and between the Registrant and Exodus
         Communications, Inc. (Incorporated by reference from
         Beyond.com's Registration Statement on Form S-1 (Reg. No.:
         333-51121), as amended, filed with the Commission on June
         17, 1998)...................................................
  10.13  Agreement dated as of December 19, 1995, by and between the
         Registrant and the United States Department of Defense, DFAS
         (#N00140-96-G-D115) (Incorporated by reference from
         Beyond.com's Registration Statement on Form S-1 (Reg. No.:
         333-51121), as amended, filed with the Commission on June
         17, 1998)...................................................
  10.14  Sublease dated as of May 27, 1998 by and between the
         Registrant and First Data Merchant Services Corporation
         (Incorporated by reference from Beyond.com's Registration
         Statement on Form S-1 (Reg. No.: 333-51121), as amended,
         filed with the Commission on June 17, 1998).................
  10.15  Agreement dated as of June 12, 1998, by and between the
         Registrant and the United States Department of Defense,
         Defense Logistics Agency (#N00140-98-D-1756) (Incorporated
         by reference from Beyond.com's Quarterly Report on Form 10-Q filed with the Commission on August 14, 1998)...............
  10.16  Agreement dated as of September 11, 1998, by and between the
         Registrant and the United States National Imaging and
         Mapping Agency (NIMA Contract #N00140-98-D-2139)
         (Incorporated by reference from Beyond.com's Quarterly
         Report on Form 10-Q/A filed with the Commission on November
         20, 1998)...................................................
 +10.17  Co-hosting Agreement dated as of September 21, 1998, by and between the Registrant and Network Associates, Inc.
         (Incorporated by reference from Beyond.com's Quarterly
         Report on Form 10-Q/A filed with the Commission on November
         20, 1998)...................................................

                                                                       SEQUENTIALLY
EXHIBIT                                                                  NUMBERED
NUMBER                           DESCRIPTION                             PAGE NO.
-------                          -----------                           ------------
 +10.18  Website Service Agreement dated as of September 21, 1998, by and between the Registrant and Network Associates, Inc.
         (Incorporated by reference from Beyond.com's Quarterly
         Report on Form 10-Q/A filed with the Commission on November
         20, 1998)...................................................
 +10.19  Electronic Services Distribution Agreement dated as of
         September 1, 1997, by and between the Registrant and McAfee
         Software, Inc. (Incorporated by reference from Beyond.com's
         Quarterly Report on Form 10-Q/A filed with the Commission on
         November 20, 1998)..........................................
++10.20  Software Merchant Program Advertising and Promotion
         Agreement dated as of February 5, 1999, by and between the
         Registrant and Yahoo! Inc. (Incorporated by reference from
         Beyond.com's Registration Statement on Form S-1 filed with the Commission on March 17, 1999)...........................
  10.21  Internet Commerce Services Agreement by and between the
         Registrant and CyberSource Corporation (Incorporated by
         reference from Beyond.com's Registration Statement on Form
         S-3/A (Reg. No. 333-39024) filed with the SEC on August 3,
         2000).......................................................
  10.22  Co-hosting Agreement by and between the Registrant and
         Network Associates, Inc. (Incorporated by reference from
         Beyond.com's Quarterly Report on Form 10-Q/A filed with the
         SEC on August 3, 2000)......................................
  10.23  Web Site Service Agreement by and between the Registrant and
         Network Associates, Inc. (Incorporated by reference from
         Beyond.com's Quarterly Report on Form 10-Q/A filed with the
         SEC on August 3, 2000)......................................
  10.24  Electronic Services Distribution Agreement by and between the Registrant and McAfee Software, Inc. (Incorporated by
         reference from Beyond.com's Quarterly Report on Form 10-Q/A filed with the SEC on August 3, 2000).......................
  10.25  Letter of Agreement by and between Beyond.com Corporation and Ladenburg Thalmann and Co., dated as of October 6, 2000
         (Incorporated by reference from Beyond.com's Current Report on Form 8-K filed with the Commission on November 3,
         2000).......................................................
  10.26  Escrow Agreement by and among Beyond.com Corporation,
         Investwell Investments Limited and Epstein Becker & Green,
         P.C., dated as of October 30, 2000 (Incorporated by
         reference from Beyond.com's Current Report on Form 8-K filed with the Commission on November 3, 2000)....................
  10.27  Registration Rights Agreement by and between Beyond.com
         Corporation and Investwell Investments Limited, dated as of
         October 30, 2000 (Incorporated by reference from
         Beyond.com's Current Report on Form 8-K filed with the
         Commission on November 3, 2000).............................
  10.28  1999 Incentive Stock Option Plan (Incorporated by reference from Beyond.com's Definitive Proxy Statement on Schedule 14A filed with the Commission on April 14, 1999)................
  10.29  1999 Non-Qualified Stock Option Plan (Incorporated by
         reference from Beyond.com's Definitive Proxy Statement on
         Schedule 14A filed with the Commission on April 14, 1999)...
  10.30  Offer Letter for Ronald S. Smith (Incorporated by reference from Beyond.com's Quarterly Report on Form 10-Q filed with the Commission on August 14, 2000)..........................
  10.31  Offer Letter for Curtis A. Cluff (Incorporated by reference from Beyond.com's Quarterly Report on Form 10-Q filed with the Commission on August 14, 2000)..........................
  10.32  Offer Letter for John P. Barratt (Incorporated by reference from Beyond.com's Quarterly Report on Form 10-Q filed with the Commission on August 14, 2000)..........................

                                                                       SEQUENTIALLY
EXHIBIT                                                                  NUMBERED
NUMBER                           DESCRIPTION                             PAGE NO.
-------                          -----------                           ------------
  10.33  Offer Letter for Bonnie Charboneau-Fowler (Incorporated by
         reference from Beyond.com's Quarterly Report on Form 10-Q
         filed with the Commission on August 15, 2000)...............
  10.34  Offer Letter for Eric A. Chatham (Incorporated by reference from Beyond.com's Registration Statement on Form S-1/A (Reg.
         No.: 333-52520) filed with the Commission on January 26,
         2000).......................................................
  10.35  Offer Letter for Ronald S. Hulse (Incorporated by reference from Beyond.com's Registration Statement on Form S-1/A (Reg.
         No.: 333-52520) filed with the Commission on January 26,
         2000).......................................................
  10.36  Offer Letter for Barry J. Shotts (Incorporated by reference from Beyond.com's Registration Statement on Form S-1/A (Reg.
         No.: 333-52520) filed with the Commission on January 26,
         2000).......................................................
  10.37  Lease Agreement dated August 27, 1999, by and between WMP II
         Real Estate Limited Partnership and the Registrant
         (Incorporated by reference from Beyond.com's Registration
         Statement on Form S-1/A (Reg. No.: 333-52520) filed with the
         Commission on January 26, 2000).............................
  10.38  Purchase and Distribution Subcontract Agreement by and
         between Intellisys Technology Corporation and the Registrant
         (Incorporated by reference from Beyond.com's Registration
         Statement on Form S-1/A (Reg. No.: 333-52520) filed with the
         Commission on January 26, 2000).............................
  23.1   Consent of Ernst & Young LLP, independent auditors..........

---------------
 + Certain Portions of this Exhibit Have Been Granted Confidential Treatment by the Commission. The Omitted Portions Have Been Separately Filed with the Commission.

++ Confidential Treatment Has Been Requested of the Commission for this Item.