Form 10-Q
period 2001-03-31
BEYOND COM CORP
filed 2001-05-15
CIK 1060531

        FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 15, 2001
================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                ----------------

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 0-24457

                             BEYOND.COM CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             DELAWARE                                           7375                                  94-3212136
    (STATE OR OTHER JURISDICTION            (PRIMARY STANDARD INDUSTRIAL CLASSIFICATION            (I.R.S. EMPLOYER
  OF INCORPORATION OR ORGANIZATION)                          CODE NUMBER)                        IDENTIFICATION NUMBER)

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

                                 Yes [X] No [ ]

        The number of shares of the registrant's Common Stock, $.001 par value per share, outstanding as of April 30, 2001 was 48,346,410.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             BEYOND.COM CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS


                                                                             MARCH 31,               DECEMBER 31,
                                                                               2001                      2000
                                                                            -----------              ------------
                                                                            (UNAUDITED)
Current assets:
  Cash and cash equivalents ..................................               $  12,163                $   3,513
  Restricted cash ............................................                   2,000                    2,000
  Accounts receivable, net ...................................                  10,168                   28,974
  Prepaid expenses and other current assets ..................                   4,765                    4,816
  Cost of deferred revenue ...................................                  13,789                   20,570
                                                                             ---------                ---------
           Total current assets ..............................                  42,885                   59,873
Non-current assets:
Property and equipment, net ..................................                  12,044                   13,327
Deposits and other non-current assets ........................                   3,285                    3,988
Goodwill and other intangible assets, net ....................                  53,298                   62,408
                                                                             ---------                ---------
           Total assets ......................................               $ 111,512                $ 139,596
                                                                             =========                =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...........................................               $  20,426                $  23,974
  Accrued employee expenses ..................................                     704                    1,284
  Other accrued liabilities ..................................                   3,400                    2,748
  Deferred revenue ...........................................                  14,729                   22,025
                                                                             ---------                ---------
           Total current liabilities .........................                  39,259                   50,031
Convertible notes payable ....................................                  10,356                   12,373
Stockholders' equity:
  Common stock ...............................................                 307,787                  305,332
  Deferred compensation ......................................                    (130)                    (143)
  Accumulated deficit ........................................                (245,760)                (227,997)
                                                                             ---------                ---------
          Total stockholders' equity .........................                  61,897                   77,192
                                                                             ---------                ---------
          Total liabilities and stockholders' equity .........               $ 111,512                $ 139,596
                                                                             =========                =========

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.


            See notes to Condensed Consolidated Financial Statements.

                             BEYOND.COM CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)




                                                                    THREE MONTHS ENDED,
                                                                 ----------------------------
                                                                 MARCH 31,          MARCH 31,
                                                                   2001               2000
                                                                 ---------          ---------
Net revenues ..........................................          $ 20,538           $ 29,560
Cost of revenues ......................................            18,411             25,521
                                                                 --------           --------
Gross profit ..........................................             2,127              4,039
Operating expenses:
  Research and development ............................             1,077              3,680
  Sales and marketing .................................             5,118             16,992
  General and administrative ..........................             3,139              3,700
  Goodwill, other intangible assets and deferred
   compensation .......................................             9,122             11,486
  Restructuring .......................................                --             13,707
                                                                 --------           --------
Total operating expenses ..............................            18,456             49,565
                                                                 --------           --------
Loss from operations ..................................           (16,329)           (45,526)
Other expenses, net ...................................            (1,434)              (395)
                                                                 --------           --------
NET LOSS ..............................................          $(17,763)          $(45,921)
                                                                 ========           ========
Basic and diluted net loss per share ..................          $  (0.38)          $  (1.24)
                                                                 ========           ========
Weighted average shares outstanding used in
  computing basic and diluted net loss per share ......            46,824             37,114
                                                                 ========           ========


            See notes to Condensed Consolidated Financial Statements.

                             BEYOND.COM CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                    THREE MONTHS ENDED
                                                                                ----------------------------
                                                                                MARCH 31,          MARCH 31,
                                                                                  2001               2000
                                                                                ---------          ---------
OPERATING ACTIVITIES
Net loss .............................................................          $(17,763)          $(45,921)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ...................................             1,667                326
     Accretion of convertible notes payable ..........................               898                 --
     Common shares issued for employee services ......................                --                637
     Goodwill, other intangible assets and deferred compensation
     amortization ....................................................             9,122             12,871
  Changes in assets and liabilities:
     Accounts receivable .............................................            18,806              9,813
     Prepaid partnership agreements ..................................                --              4,148
     Prepaid expenses and other current assets .......................              (125)            (1,551)
     Cost of deferred revenue ........................................             6,781              4,747
     Other noncurrent assets .........................................               380                642
     Accounts payable ................................................            (3,548)            (4,398)
     Accrued employee expenses .......................................              (580)             1,535
     Other accrued liabilities .......................................               652              5,705
     Deferred revenue ................................................            (7,296)            (5,344)
                                                                                --------           --------
       Net cash provided by (used in) operating activities ...........             8,994            (16,790)

INVESTING ACTIVITIES
  Sale of short-term investments, net ................................                --             22,820
  Purchases of property and equipment, net ...........................              (199)               (65)
                                                                                --------           --------
       Net cash provided by (used in) investing activities ...........              (199)            22,755

FINANCING ACTIVITIES
  Payments under capital leases ......................................                --                (50)
  Net proceeds from exercise of stock options ........................                 1                723
  Proceeds from sale of common stock to employees ....................                10                283
  Cost associated with equity offering ...............................              (156)                --
                                                                                --------           --------
       Net cash provided by (used in) financing activities ...........              (145)               956
                                                                                --------           --------
Net increase in cash and cash equivalents ............................             8,650              6,921
Cash and cash equivalents at beginning of period .....................             3,513             11,539
                                                                                --------           --------
Cash and cash equivalents at end of period ...........................          $ 12,163           $ 18,460
                                                                                ========           ========
Supplemental disclosure of non-cash financing activities
  Issuance of common stock for convertible notes, net ................          $  2,444           $     --


           See notes to Condensed Consolidated Financial Statements.

                             BEYOND.COM CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of Management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Beyond.com Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on April 19, 2001.

        Beyond.com Corporation (the "Company" or "Beyond.com") has incurred operating losses since inception and anticipates continued losses. In April 2001, the Company received a firm commitment from a key vendor relating to $12 million in trade payables which would be restructured to a note payable (the "Vendor Note"). The commitment includes two payments of $1 million each in principal plus interest due on July 2, 2001 and October 1, 2001 with the balance plus interest due January 2, 2002. Interest accrues on the Vendor Note at a rate of prime plus 1%. The Company is committed to repay the Vendor Note on an accelerated basis to the extent that the Company borrows money under a non-current borrowing arrangement (other than any revolving credit line or agreement previously existing on the date hereof) from any party other than the payee and to the extent that the Company raises capital through the sale of equity or debt securities.

        If the Company is unable to meet its current operating plan, in conjunction with the receipt of the Vendor Note, it will be required to obtain additional funding. Management cannot assure that such funding will be available, or, if it is available, on terms acceptable to the Company. Management believes that if funding is not available, other actions can and will be taken to reduce costs. These actions may entail reducing headcount, sales and marketing, research and development and other expansion activities which may affect the future growth of the Company's operations.

        In the quarter ended December 31, 2000, the Company adopted FASB's Emerging Issues Task Force 00-10 "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"), which provides guidance for the classification of revenues and costs for shipping and handling fees. All revenue and cost of revenue amounts have been reclassified to conform with the adoption of EITF 00-10. The adoption of EITF 00-10 had no impact on gross profit or net loss.

        Net Revenues in the quarter ended March 31, 2000 have been restated to exclude $2.5 million in Government System sales. The restatement decreased gross profit and increased net loss by $138,000 in the quarter. The exclusion relates to stated conditions in the terms of a single sales transaction that the Company's current management discovered subsequent to year end. Management brought these stated conditions to the attention of their independent auditors and determined that the related transaction had not properly sold through and therefore should not be treated as a sale in accordance with generally accepted accounting principles.

NOTE 2 - RESTRUCTURING COSTS

        During the quarter ended March 31, 2000, the Company recorded a restructuring charge of $13.7 million. This was a result of a plan to refocus the Company's business from a consumer retail focused company to a business-to-business e-commerce services company. As part of this refocus, the Company reduced its workforce by approximately 75 employees in January 2000, or approximately 20% of its total workforce, consolidated facilities and disposed of excess capital assets. Additionally, the Company terminated its existing marketing agreements focused on generating consumer sales with AOL, CNET, Excite, Network Associates, Roadrunner, Yahoo! and ZDNet. The restructuring charges were comprised of approximately $10.1 million in termination fees and associated prepaid and intangible assets write-offs related to certain marketing agreements, $2.0 million in employee termination costs, $0.9 million for the write-off of prepaid royalties and consultation expenses related to the Company's change in business focus and $0.7 million for the write-off of excess equipment and facilities consolidation. No amounts related to the restructuring were accrued at December 31, 2000 as all amounts had been paid during fiscal year 2000.

NOTE 3 - LOSS PER SHARE

        Net loss per share is presented under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). Basic earnings per share is computed using the weighted average number of common shares outstanding during the period and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is computed using the weighted average number of common and dilutive common shares outstanding during the period. Due to the Company's net loss for the three months ended March 31, 2001 and 2000, potentially dilutive securities have been excluded from the computation as their effect is antidilutive.

        If the Company had reported net income, diluted net income per share would have included the shares used in the computation of net loss per share as well as the effect of approximately 7,262,582 and 6,374,000 shares purchasable under outstanding options and warrants not included above for the quarters ended March 31, 2001 and 2000, respectively. The number of common equivalent shares from options and warrants would be determined on a weighted average basis using the treasury stock method. The convertible notes outstanding as of March 31, 2001 and 2000 were also excluded from the common equivalent share calculation, as they would have been antidilutive.

NOTE 4 - SEGMENT REPORTING

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

        At March 31, 2001, the Company reported its operations as three segments: eStores, Government Systems and Website Groups. The following table presents net revenues and cost of revenues of the Company's three segments for the three months ended March 31, 2001 and 2000. There were no inter-business unit sales or transfers. The Company does not report operating expenses, depreciation and amortization, interest income (expense), income taxes, capital expenditures, or identifiable assets by its industry segments to the Chief Executive Officer. The Company's Chief Executive Officer reviews the revenues from each of the Company's reportable segments, and all of the Company's expenses are managed by and reported to the Chief Executive Officer on a consolidated basis. Net revenues and cost of revenues are as follows (in thousands):


                                                  THREE MONTHS ENDED
                                               -------------------------
                                               MARCH 31,       MARCH 31,
                                                 2001            2000
                                               ---------       ---------
         Net revenues:
         eStores ....................          $ 6,038          $ 9,385
         Government Systems .........           12,745            7,698
         Website ....................            1,755           12,477
                                               -------          -------
             Total ..................          $20,538          $29,560
                                               =======          =======
         Cost of revenues:
         eStores ....................          $ 4,720          $ 8,052
         Government Systems .........           12,032            7,071
         Website ....................            1,659           10,398
                                               -------          -------
             Total ..................          $18,411          $25,521
                                               =======          =======

NOTE 5 - TERMINATION OF SYMANTEC ESTORE

        As of January 2, 2001, the Company discontinued its contract to provide eStore services to Symantec. For the quarter ended March 31, 2000, Symantec eStore related revenues comprised approximately 32% of total revenues.

NOTE 6 - COMPREHENSIVE INCOME

        The components of comprehensive loss for the three months ended March 31, 2001 and 2000 are as follows (in thousands):


                                                                            THREE MONTHS ENDED,
                                                                        ----------------------------
                                                                        MARCH 31,          MARCH 31,
                                                                          2001               2000
                                                                        ---------          ---------
               Net loss ......................................          $(17,763)          $(45,921)
               Other comprehensive loss:
                 Change in unrealized gain (loss) on
                    available-for-sale investments ...........                --               (269)
                                                                        --------           --------
               Comprehensive loss ............................          $(17,763)          $(46,190)
                                                                        ========           ========

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMENTS

        Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133). SFAS 133 establishes accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 requires all companies to recognize derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after July 1, 2000. The adoption of SFAS 133 on January 1, 2001 did not have an effect on the Company's statement of operations or financial position.

NOTE 8 - SUBSEQUENT EVENT - EQUITY LINE DRAWDOWN

        On October 30, 2000 the Company entered into a common stock purchase agreement with Investwell Investments Limited ("Investwell"). Under the common stock purchase agreement (the "Agreement"), Investwell has committed to purchase up to $40.0 million of the Company's common stock upon drawdown requests by the Company over a 12 month period, which the Company has the right to extend for an additional 12 months. As part of the Agreement, the Company issued stock purchase warrants to purchase 600,000 shares of the Company's common stock at an exercise price of $0.8984 per share based on 125% of the closing stock price on October 27, 2000. Shares of our common stock acquired by Investwell pursuant to the Agreement are able to be resold pursuant to a Registration Statement on Form S-1 filed with the Securities Exchange Commission and effective as of January 26, 2001.

        In March 2001, the Company issued a drawdown notice to Investwell in connection with the Agreement. This notice offered to sell up to $200,000 of the Company's common stock to Investwell based on the formula in the Agreement. The Company restricted the offer by setting a minimum purchase price of $0.32 per share. As a result of the drawdown, Investwell purchased a total of 333,998 shares of the Company's common stock at an average purchase price of $0.3266 per share in April 2001. As a result of these purchases, Investwell paid and released from escrow to the Company aggregate proceeds of approximately $106,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words "believes," "anticipates," "intends," plans," estimates," and similar expressions are forward-looking statements. Such forward-looking statements contained herein include but are not limited to statements regarding our expectations, objectives, anticipations, plans, beliefs, intentions and strategies regarding the future, and specifically the statements relating to the possibility of substantial revenue growth and profit potential; lower future operating expenses and reduced cash obligations; and the potential for higher gross margins.

        Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements. Future financial condition and results of operations, as well as any forward-looking statements, are subject to known and unknown risks and inherent uncertainties, including but not limited to the factors described under "Factors That May Affect Future Operating Results" below and the reasons described elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results might differ.

        For a more detailed discussion of these and other business risks, see our Annual Report on Form 10-K prepared pursuant to Section 13 or 15(d) of the Securities Act of 1934, as filed with the Securities and Exchange Commission on April 19, 2001.

OVERVIEW

        In January of 2000, we announced a strategic decision to refocus our Company's eStore business from a consumer-retail focused company in the business-to-consumer ("B2C") market to a business-to-business ("B2B") e-commerce services company. Thus, instead of high-cost advertising, aimed at building Beyond.com as a consumer brand, we refocused resources for the designing, building, and operating of online stores for clients, software publishers, system builders and OEMs that already had brand recognition, but preferred to outsource their store.

        A new senior management team was recruited during the second and third quarters of 2000 to drive this strategic transition from B2C to B2B. We are now focused on two key businesses, eStores and Government Systems. eStores is a business where we design, build, operate and manage online stores for enterprises that wish to extend their selling reach through the Internet or outsource portions of their existing e-commerce strategy. Our Government Systems business provides digitally downloadable software to U.S. Government agencies, and manages software licenses on behalf of those agencies.

        As part of this refocus, we reduced our workforce by approximately 75 employees in January 2000, or approximately 20% of our total workforce, consolidated facilities and disposed of excess capital assets. Additionally, we have terminated marketing agreements focused on generating consumer sales with AOL, CNET, Excite, Network Associates, Roadrunner, Yahoo! and ZDNet at a cost of approximately $10.1 million in termination fees and associated prepaid and intangible assets write-offs. These costs were recorded as part of a restructuring charge of $13.7 million in the first quarter of 2000. The workforce reduction, facilities consolidation and termination of marketing agreements lowered operating expenses and reduced cash obligations in fiscal 2000 as compared to fiscal 1999. Our workforce has decreased by approximately 61% from approximately 389 employees as of December 31, 1999 to approximately 152 employees at March 31, 2001. During the first quarter 2001, our operating expenses were approximately 49% less than operating expenses in the first quarter 2000, excluding the $13.7 million restructuring charge. We are committed to business process and productivity improvement and thus expect to effect further reductions in operating expenses and cash obligations.

ESTORE GROUP

        Beyond.com's eStore Group designs, builds and manages online sites that enable software developers, hardware manufacturers and systems OEMs to launch a full-service web store at a substantially lower total cost than they would incur if they had developed a similar system internally. Businesses can choose from an array of services, including website design and construction, transaction processing, physical and electronic order fulfillment, customer support, marketing, merchandising support, fraud management, tax payment, currency conversion and reporting. Our current eStore customers include Act Software, Borland, Electric Rain, McAfee.com, Microsoft, Pharos and Sonic.

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

GOVERNMENT SYSTEMS GROUP

        Beyond.com's Government Systems Group provides digitally downloadable software, digital asset management, and related services to a growing list of U.S. Government agencies including the Internal Revenue Service (IRS), Office of the Comptroller of the Currency (OCC), Bureau of Engraving and Printing (BEP), Office of Thrift Supervision (OTS), Defense Logistics Agency (DLA), National Imagery and Mapping Agency (NIMA), Patent and Trademark Office (PTO), US Mint, Fleet Law Enforcement Training Center (FLETC), and the Department of Defense
(DoD).

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

GENERAL

        Net loss decreased from $45.9 million in the quarter ended March 31, 2000 to $17.8 million in the quarter ended March 31, 2001 as a result of our restructuring, lower headcount, reduced advertising and business model transition. However, the de-emphasis on advertising to promote our brand and our reallocation of resources to the eStore business resulted in dramatically reduced revenues derived from our proprietary website. In addition, as a result of the BuyDirect.com merger, we recorded approximately $136.5 million in goodwill and other intangible assets, which will be amortized through 2002, or earlier, and will therefore adversely affect our results of operations during that period.

        Our ability to become profitable depends on our ability to manage expenses and to generate and sustain higher gross margin dollars. If we do achieve profitability, we cannot assure you that we will sustain or increase profitability on a quarterly or annual basis in the future. Our goal is to achieve "break even" on an earnings before interest, taxes, depreciation and amortization ("EBITDA") basis, excluding certain one-time gains and losses, by approximately the first quarter of 2002. In order to achieve EBITDA break even and meet our obligations in 2002, we must be able to raise additional capital in 2001. Current and future expense levels, which are largely fixed, are based upon operating plans and estimates of future revenues. In view of the rapidly evolving nature of the industries in which we are engaged, and our limited operating history, it is difficult to reliably forecast revenues. Therefore, we believe that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as the sole indicator of our future performance. If we cannot achieve and sustain operating profitability or positive cash flows from operations, we may be unable to meet our debt service obligations or working capital requirements, which would adversely effect our business.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

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

        Beyond.com's revenues can be categorized into the following three segments:

        - eStore net revenue was $6.0 million in the quarter ended March 31, 2001, compared to $9.4 million in the quarter ended March 31, 2000. The decrease was primarily the result of the termination of our relationship with Symantec, partially offset by the addition of new eStore business. eStore revenue represented 29.4% of total revenue in the quarter ended March 31, 2001 compared to 31.8% of total revenue in the quarter ended March 31, 2000.

        - Government Systems net revenue was $12.7 million in the quarter ended March 31, 2001, compared to $7.7 million in the quarter ended March 31, 2000. The increase in 2001 was primarily the result of the addition of new contracts with U.S. Government agencies including, the Bureau of Engraving and Printing
(BEP), Department of Defense (DoD), Internal Revenue Service (IRS), and Patent and Trademark Office (PTO) as well as the renewal and expansion of existing contracts. Government Systems revenue represented 62.1% of total revenue in the quarter ended March 31, 2001 compared to 26.0% of total revenue in the quarter ended March 31, 2000.

        - Website net revenue was $1.8 million in the quarter ended March 31, 2001 compared to $12.5 million in the quarter ended March 31, 2000. The decrease in 2001 was primarily the result of the change in the Company's business focus. Website revenue represented 8.5% of total revenue in the quarter ended March 31, 2001, compared to 42.2% of total revenue in the quarter ended March 31, 2000.

        GROSS PROFIT AND GROSS MARGIN. Gross profit consists of revenues net of direct costs of sales, which consist primarily of the costs of software and software licenses sold to consumer and corporate customers, related credit card processing fees, and the costs of software licenses and software updates provided to U.S. Government agencies. Gross profit was $2.1 million in the quarter ended March 31, 2001, compared to $4.0 million in the quarter ended March 31, 2000. This decrease was primarily the result of the termination of our relationship with Symantec and a change in sales mix, as the lower margin Government Systems sales business grew to a larger overall portion of sales during the quarter ended March 31, 2001, while higher margin website sales decreased.

        Our gross margin (gross profit as a percentage of net revenues) decreased from 13.7% in the quarter ended March 31, 2000 to 10.4% in the quarter ended March 31, 2001. This decrease was primarily the result of a change in sales mix, as the lower margin Government Systems sales business grew to a larger overall portion of sales during the quarter ended March 31, 2001, while higher margin website sales decreased.

        RESEARCH AND DEVELOPMENT EXPENSES. Our research and development expenses primarily consist of personnel and other expenses associated with developing and enhancing our websites and eStore services, as well as associated facilities related expenses. Our research and development expenses decreased from $3.7 million in the quarter ended March 31, 2000 to $1.1 million in the quarter ended March 31, 2001, primarily as a result of a decrease in personnel related costs. These expenses decreased as a percentage of net revenues from 12.4% in the quarter ended March 31, 2000 to 5.2% in the quarter ended March 31, 2001.

        SALES AND MARKETING EXPENSES. Our sales and marketing expenses consist primarily of costs associated with promoting our websites and eStore services, including personnel and related expenses. Our sales and marketing expenses decreased from $17.0 million in the quarter ended March 31, 2000 to $5.1 million in the quarter ended March 31, 2001, primarily as a result of terminating existing marketing agreements during the restructuring and a decrease in personnel related costs. These expenses decreased as a percentage of net revenues from 57.5% in the quarter ended March 31, 2000 to 24.9% in the quarter ended March 31, 2001.

        GENERAL AND ADMINISTRATIVE EXPENSES. Our general and administrative expenses consist primarily of personnel expenses, legal and accounting expenses, and corporate facility-related expenses. Our general and administrative expenses decreased from $3.7 million in the quarter ended March 31, 2000 to $3.1 million in the quarter ended March 31, 2001, primarily due to a decrease in personnel related costs. These expenses increased as a percentage of net revenues from 12.5% in the quarter ended March 31, 2000 to 15.3% in the quarter ended March 31, 2001, primarily due to the decrease in net revenues and the relatively fixed nature of general and administrative expenses.

        AMORTIZATION OF GOODWILL, OTHER INTANGIBLE ASSETS AND DEFERRED COMPENSATION. Expenses associated with the amortization of goodwill and deferred compensation related to the acquisition of BuyDirect.com in March 1999 and the grant of stock options, decreased from $11.5 million in the quarter ended March 31, 2000, to $9.1 million in the quarter ended March 31, 2001. This decrease was due to certain intangible assets that have become fully amortized.

        RESTRUCTURING. The $13.7 million of restructuring charges recorded in the quarter ended March 31, 2000 were primarily comprised of approximately $10.1 million in termination fees and associated prepaid and intangible assets write-offs related to certain marketing agreements, $2.0 million in employee termination costs, $700,000 for the write-off of excess equipment and facilities consolidation, and $900,000 of other expenses related to the write-off of prepaid royalties and consultation expenses related to the Company's change in business focus. No restructuring charges were recorded in the quarter ended March 31, 2001.

        OTHER EXPENSE, NET. Other expense, net, primarily consists of earnings on our cash and cash equivalents, net of interest costs related to our financing obligations. Other expense, net, increased from $395,000 for the quarter ended March 31, 2000 to $1.4 million in the quarter ended March 31, 2001. In the quarter ended March 31, 2001, interest expense includes approximately $457,000 related to the Company's outstanding convertible notes. Additionally, interest expense also includes $898,000 in note accretion related to the accretion of our 10 7/8% Convertible Subordinated Notes from the initial recorded fair market value to the face value at maturity. Interest expense in the quarter ended March 31, 2001 was offset partially by interest income totaling approximately $146,000 earned on our cash and cash equivalents balances. In the quarter ended March 31, 2000, interest expense totaling approximately $1,146,000 arose from our 7 1/4% Convertible Subordinated Notes, offset by interest income totaling approximately $867,000 from our cash and cash equivalents balances.

INCOME TAXES. No provision for income taxes has been recorded due to operating losses with no current tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

        From inception through March 31, 2001, we financed our operations primarily through private sales of preferred stock, our initial public offering in June 1998 of 5,750,000 shares of our common stock, our second public offering in April 1999 of 3,000,000 shares of our common stock, and the sale of convertible notes in November and December 1998. We raised cumulative net cash proceeds totaling $14.8 million through private sales of preferred stock. In June 1998, we received net proceeds of $48.8 million from our initial public offering and a concurrent sale of common stock to AOL. In 1998, we also raised net cash proceeds totaling approximately $63.3 million through the sale of our 7 1/4% Convertible Subordinated Notes ("7 1/4 Notes"). In April 1999 we received net proceeds of $98.5 million from our second public offering. On September 11, 2000, we consummated an offer to exchange our 10 7/8% Convertible Subordinated Notes ("10 7/8 Notes") for our outstanding 7 1/4% Notes. The exchange resulted in approximately $62.3 million of 7 1/4% Notes being exchanged for approximately $41.6 million of 10 7/8% Notes. The 10 7/8% Notes were recorded at fair market value on the date of exchange on our balance sheet.

        In April 2001, we received a firm commitment from a key vendor relating to $12 million in trade payables which would be restructured to a note payable (the "Vendor Note"). The commitment includes two payments of $1 million each in principal plus interest due on July 2, 2001 and October 1, 2001 with the balance plus interest due January 2, 2002. Interest accrues on the Vendor Note at a rate of prime plus 1%. We are committed to repay the Vendor Note on an accelerated basis to the extent that we borrow money under a non-current borrowing arrangement from any party other than the payee (other than any revolving credit lines or agreements previously existing on the date hereof) and to the extent that we raise capital through the sale of equity or debt securities.

        As of March 31, 2001, we had approximately $12.2 million of cash and cash equivalents compared to $3.5 million of cash and cash equivalents at December 31, 2000. We believe that our cash and cash equivalents at March 31, 2001 will be sufficient to meet our anticipated needs for working capital and capital expenditures through December 31, 2001. The equity drawdown facility (as described below) could provide additional funding. However, if we are unable to secure other types of financing, and our stock price and trading volume remain at current levels or decrease, then we would not be able to drawdown sufficient capital to meet a $10 million payment obligation in the beginning of January 2002.

        We will need to sell additional equity or debt securities to raise cash to meet these and other obligations. Such sales likely would result in additional dilution to our stockholders. In addition, we cannot assure that financing will be available in amounts or on terms acceptable to us, if at all.

        We generated net cash of $9.0 million in operating activities in the quarter ended March 31, 2001. Our cash generated in operating activities in the quarter ended March 31, 2001 was primarily comprised of the net effect of:

        - a net loss of $17.8 million offset by non-cash charges for depreciation and amortization of $1.7 million, and amortization of goodwill and deferred compensation of $9.1 million;

        - a decrease in accounts receivable totaling $18.8 million primarily related to the collection of U.S. Government agency receivables; and

        -       a decrease in accounts payable totaling $3.5 million.

        We used net cash of $0.2 million from investing activities primarily related to the purchase of property, plant and equipment in the quarter ended March 31, 2001.

        We used net cash of $0.1 million in the quarter ended March 31, 2001 from financing activities primarily related to costs associated with our equity offering registered in January 2001.

AN OVERVIEW OF THE EQUITY DRAW DOWN FACILITY

On October 30, 2000, we entered into a common stock purchase agreement with Investwell Investments Limited ("Investwell"). This agreement establishes what is sometimes termed an equity line or an equity line drawdown facility.

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

The per share dollar amount that Investwell pays for our common stock for each drawdown is at a 5% discount to the average daily market price of our common stock for each day during the 22-day trading period after our drawdown request, weighted by trading volume. We will receive the amount of the drawdown less an escrow agent fee of $1,500 and a placement fee equal to 2% of the gross proceeds payable to the placement agent, Ladenburg, Thalmann & Co., Inc. ("Ladenburg"), which introduced Investwell to us. Ladenburg is not obligated to purchase any of our shares.

The listing requirements of The Nasdaq National Market prohibit us from issuing 20% or more of our issued and outstanding common shares in a single transaction if the shares may be issued for less than the greater of market value or book value, unless we get stockholder approval. Based on shares of common stock issued and outstanding on October 30, 2000, we may not issue more than 7,469,588 shares to Investwell pursuant to the equity drawdown facility, without the approval of our stockholders. We plan on seeking such stockholder approval at the next annual meeting of our stockholders.

In addition, the common stock purchase agreement does not permit us to drawdown funds if the issuance of shares of common stock to Investwell pursuant to the drawdown would result in Investwell owning more than 9.9% of our outstanding common stock on the drawdown exercise date.

On March 1, 2001, we issued a drawdown notice to Investwell pursuant to the common stock purchase agreement. This notice offered to sell up to $200,000 of our common stock to Investwell based on the 22 trading day period beginning on March 5, 2001 and ending on April 3, 2001, but at a price not less than $0.32 per share. Investwell purchased a total of 333,998 shares of our common stock at an average price of $0.3266 per share. As a result of these purchases, Investwell paid and released from escrow to us aggregate proceeds of approximately $106,000.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS:

        This quarterly report on Form 10-Q contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward looking statements as a result of such factors, including those set forth below.

        For a more detailed discussion of these and other business risks, see our Annual Report on Form 10-K prepared pursuant to Section 13 or 15(d) of the Securities Act of 1934, as filed with the Securities and Exchange Commission on April 19, 2001.

POTENTIAL DELISTING OF OUR COMMON STOCK.

        Our common stock trades on the Nasdaq National Market ("Nasdaq"), which has certain compliance requirements for continued listing of common stock. If the minimum closing bid price per share of our common stock is less than $1.00 for a period of 30 consecutive business days, our shares may be delisted from the Nasdaq National Market following a 90 day notice period during which the minimum closing bid price must be $1.00 or above per share for a period of 10 consecutive business days, if we do not file an appeal. At November 14, 2000, the minimum closing bid price of our common stock had been less than $1.00 for more than 30 consecutive business days. On November 16, 2000, we received a letter from Nasdaq indicating that unless the minimum bid price for our common stock returned to at least $1.00 per share for at least 10 consecutive trading days prior to February 14, 2001, our shares would be delisted from the Nasdaq National Market on February 16, 2001 if we had not filed an appeal. Accordingly, we filed an appeal with Nasdaq's listing requirements panel (the "Panel") and were granted a hearing on March 29, 2001. On May 14, 2001, the Panel determined to continue the listing of the Company's securities on the Nasdaq National Market provided that on or before July 3, 2001, the Company must evidence a minimum closing bid price of at Least $1.00 a share and immediately thereafter, the Company must evidence a minimum closing bid price of at least $1.00 a share for a minimum of 10 consecutive trading days. The result of delisting from the Nasdaq National Market could be a reduction in the liquidity of any investment in our common stock and an adverse effect on the trading price of our common stock. Delisting could also reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically. This lack of liquidity would make it more difficult for us to raise capital in the future.

WE WILL NEED ADDITIONAL CAPITAL IN THE FUTURE AND MAY BE UNABLE TO ACCESS OUR EQUITY DRAWDOWN FACILITY.

        We currently anticipate that our available cash and cash equivalents at March 31, 2001 combined with anticipated receipts of outstanding accounts receivable and the Vender Note will be sufficient to meet our anticipated needs for working capital and capital expenditures until January 2002. However, if we are unable to secure other types of financing, and our stock price and trading volume remain at current levels or decrease, then we will not be able to drawdown sufficient capital to meet a $10 million payment obligation in the beginning of January 2002. Also, if our common stock is delisted from the Nasdaq National Market, we may be prohibited from drawing down pursuant to the common stock purchase agreement. In addition, business and economic conditions may not make it feasible to drawdown pursuant to the common stock purchase agreement at every opportunity. We are in the process of raising additional capital to supplement our working capital requirements, however, we cannot guarantee that these efforts will be successful. We may also need to raise additional capital to fund more rapid expansion, to develop new services and to enhance existing services to respond to competitive pressures. We may also not be able to obtain additional financing from other sources on terms favorable to us, if at all. If adequate funds are not available or are not available on terms favorable to us, we may not be able to continue to operate our business pursuant to our business plan or we may have to discontinue our operations.

OUR STOCK PRICE MAY DECLINE IF WE DRAW ON THE EQUITY DRAWDOWN FACILITY ESTABLISHED BY THE COMMON STOCK PURCHASE AGREEMENT.

        If we draw on the equity drawdown facility, then Investwell will have the right to resell the shares purchased in connection with the drawdown. Sales by Investwell of our common stock in the public market could cause our stock price to decline. Investwell and Ladenburg could purchase and resell up to approximately 17% of our common stock outstanding at March 31, 2001 during the 12 months following the effectiveness of the registration statement. Our Board of Directors has unanimously adopted resolutions approving, and recommending our stockholders to approve the possible sale of more than 20% of our issued and outstanding shares of common stock to Investwell and we intend to seek such approval at our next annual meeting of stockholders. Stockholder approval of these resolutions would effectively eliminate any limitation on the maximum number of shares that we can sell to Investwell under the equity drawdown facility provided that Investwell agrees to amend the equity drawdown facility to allow these sales. Sales of a substantial number of shares of our common stock could cause our stock price to decline. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock. Furthermore, to the extent the price of our common stock decreases, we will be required to issue more shares of common stock to Investwell for any given dollar amount that we draw from the equity drawdown facility. This downward pressure on the stock price could encourage short sales, which could place additional downward pressure on the price of our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        INTEREST RATE RISK. We are exposed to the impact of interest rate changes, foreign currency fluctuations, and change in the market values of our investments.

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

                           PART II. OTHER INFORMATION

    ITEM 1. LEGAL PROCEEDINGS - On July 7, 2000, Softmat, LLC ("Softmat") filed a complaint against the Company in the United States District Court, Central District of California (the "Court"), alleging that the Company's merchandising systems for computer software infringes upon a patent held by Softmat. The complaint sought monetary damages, treble damages, injunctive relief and attorney's fees for willful infringement. The Company settled this matter with Softmat for a cash payment of approximately $25,000 and a warrant to purchase 200,000 shares of our common stock at a price of $0.34 per share. The warrant expires in April 2004. The settlement was entered by the Court on May 4, 2001.

ITEM 2. CHANGES IN SECURITIES - NOT APPLICABLE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES -- NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS -- NOT APPLICABLE

ITEM 5. OTHER INFORMATION -- NOT APPLICABLE

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8-K.

(a)     EXHIBITS.

        None.

(b)     REPORTS OF FORM 8-K.

        None.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Clara, California, on May 15, 2001.



                                         BEYOND.COM CORPORATION

                                         By   /s/   CURTIS A. CLUFF
                                            -----------------------------------
                                                    Curtis A. Cluff
                                              Senior Vice President and
                                               Chief Financial Officer