Form 10-K/A
period 2000-12-31
BEYOND COM CORP
filed 2001-05-31
CIK 1060531

       FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MAY 31, 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                            ------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The approximate aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of May 30, 2001 was $16,011,707 (based on closing sale price of $0.33 per share as reported by the Nasdaq Stock Market on that date).

     The number of shares of the registrant's common stock, $.001 par value per share, outstanding as of May 30, 2001 was 48,520,323.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     The Registrant hereby amends the disclosure contained in Part III, Items 10, 11, 12 and 13 of the Registrant's Annual Report on Form 10-K filed with the Securities Exchange Commission on April 19, 2001 and to add information in Part III, Items 10, 11, 12 and 13. The complete text of such items, as amended, follows.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information about our executive officers and directors as of March 31, 2001.

         NAME           AGE                       POSITION WITH COMPANY
         ----           ---                       ---------------------
William S.              44     Chairman of the Board of Directors
  McKiernan...........
Ronald S. Smith.......  60     President, Chief Executive Officer and Director
John P. Barratt.......  56     Chief Operating Officer
Curtis A. Cluff.......  34     Senior Vice President, Finance and Chief Financial Officer
Eric A. Chatham.......  37     Senior Vice President, Engineering and Chief Information
                               Officer
Ronald S. Hulse.......  45     Senior Vice President, Sales and Marketing
Donald T. Beery.......  40     Vice President, Government Systems Group
James E. Campbell.....  36     Vice President, Marketing
Barry J. Shotts.......  36     Vice President, Business Development
Richard Scudellari....  44     Director
John P. Pettitt.......  38     Director
Ralph B. Godfrey......  61     Director

     William S. McKiernan is our co-founder and has served as our Chairman of the Board of Directors since March 1998. From our inception in 1994 to March 1998, Mr. McKiernan served as our President and Chief Executive Officer. Mr. McKiernan also currently serves as Chairman of the Board of Directors and Chief Executive Officer of CyberSource Corporation. From 1992 to 1994, Mr. McKiernan held a number of positions at McAfee Associates, Inc. (now known as Network Associates), including President and Chief Operating Officer, the positions he held during its initial public offering in October 1992. Mr. McKiernan holds a Master's degree in Business Administration from the Harvard Business School.

     Ronald S. Smith is our President and Chief Executive Officer and is a member of our Board of Directors. Prior to joining us, Mr. Smith was President of Merisel, North American Distribution from December 1999 to June 2000 and President of Merisel Canada from June 1998 to November 1999. Prior to joining Merisel, Mr. Smith was Chief Executive Officer of Cygnet Storage Systems from November 1997 to June 1998. From 1994 through August 1997, Mr. Smith was President and Chief Executive Officer of NCR Canada, Ltd., the Canadian affiliate of NCR Corporation. Mr. Smith holds a Bachelor of Science degree in mathematics and physics from Dalhousie University in Nova Scotia and a Bachelor of Mechanical Engineering degree from the Technical University of Nova Scotia.

     John P. Barratt serves as our Chief Operating Officer. Prior to joining us, Mr. Barratt served as partner in resident from January 1996 to September 2000 for the Quorum Group of Companies, an international investment partnership specializing in providing debt and equity capital to the emerging high growth technology sector. During his employment, Mr. Barratt held a number of senior level management positions, including Executive Vice President, Chief Operating and Financial Officer and Corporate Secretary at Cygnet Storage Solutions, Dyna Tek Automation Systems and Home Products Group of Companies. From 1988 to December 1995, Mr. Barratt was Executive Vice President and Chief Operating Officer of Coscan Development Corporation. Mr. Barratt holds a Bachelor of Commerce and Business Administration, Finance and Marketing from the University of British Columbia. He completed the Sloan School of Management's senior program at the Massachusetts Institute of Technology.

     Curtis A. Cluff serves as our Senior Vice President of Finance and Chief Financial Officer. Prior to joining us in July 2000, Mr. Cluff worked for Merisel Inc., where he served in several positions including Vice President of Finance and Senior Financial Officer of Merisel's North America distribution from December 1999 to July 2000. He also served as the Senior Financial Officer of Merisel Canada, Inc. from June 1998 to November 1999 and as Director of Financial Planning, Analysis and Corporate Accounting from September 1996 to May 1998. From 1994 to August 1996, Mr. Cluff was Controller of U.S. Pacific

Operations for Westburn Inc., a multi-billion dollar integrated distributor of industrial supplies. Mr. Cluff holds a Bachelor of Science degree in business administration from the California Polytechnic University of Pomona and is a certified public accountant.

     Eric A. Chatham serves as our Senior Vice President of Engineering and Chief Information Officer. Previously Mr. Chatham served as Vice President of Infrastructure Engineering. Prior to joining us, Mr. Chatham was the Director of Operations and Crisis Management for eBay from April 1999 to October 1999. Prior to joining eBay, Mr. Chatham served as Director of Operations and Corporate Integration for Informix from December 1998 until February 1999. Prior to joining Informix, Mr. Chatham served as Director of MIS and Operations from December 1997 until December 1998 and Manager of Desktop and Server Support from April 1996 until December 1997 for Red Brick Systems. Mr. Chatham holds a Bachelor of Science degree, with a concentration in computer sciences, from Humboldt State University.

     Ronald S. Hulse serves as our Senior Vice President of Sales and Marketing. Previously, Mr. Hulse was employed at Compaq Canada Inc. from November 1990 to September 2000, where he held several senior-level positions including Vice President of Sales, Vice President of Channel Sales and Development, and Director of Channel Sales and Development. Prior to that, Mr. Hulse held key Canadian sales management positions at Pillar Corporation and WYSE Technology. Mr. Hulse holds a Bachelor of Applied Arts degree in journalism from Ryerson University in Toronto, Canada.

     Donald T. Beery serves as our Vice President of our Government Systems Group. Mr. Beery initially joined our Company in January 1998 as the Director of the Government Systems Group. Prior to joining us, Mr. Beery was the Director of Business Development and Sales at Electronic Data Systems (EDS) and Eastman Kodak Company. Prior to that, he served as Financial Coordinator for EDS's ASIMs contract for the Department of the Army. Mr. Beery holds a Bachelor of Science in Business Finance from George Mason University and a Bachelor of Science in Engineering Technology from Ferrum College.

     James E. Campbell serves as our Vice President of Marketing. Previously, Mr. Campbell was director of marketing for Skills Village.com, serving as one of its founding members. Prior to that, Mr. Campbell held several positions in the marketing department of 3Com Corporation, where he was responsible for integrating 3Com's marketing programs following their merger with US Robotics in 1997. Mr. Campbell holds a Bachelor of Arts Degree in Advertising and a Masters Degree in Marketing Communications from San Jose State University.

     Barry J. Shotts serves as our Vice President of Business Development. Previously, Mr. Shotts served as Director of Business Development. Prior to joining us, Mr. Shotts was with the law firm of Latham & Watkins from 1989 to March 2000, becoming a partner in 1997. In 1998, while on sabbatical, he formed his own real estate development company, which focused upon urban redevelopment projects. Mr. Shotts graduated from Kansas State University in 1986 with a Bachelor of Science degree in nuclear engineering and received his Juris Doctorate degree from Columbia University in 1989.

     Richard Scudellari was a member of our Board of Directors from our inception through March 1998. Mr. Scudellari rejoined the Board in April 2000. Mr. Scudellari has been a partner at Morrison & Foerster LLP, a law firm, since February 1999. From 1990 to January 1999, Mr. Scudellari was a partner at Jackson Tufts Cole & Black, LLP, a law firm. Mr. Scudellari is also a member of the board of directors of CyberSource Corporation. Mr. Scudellari holds a Bachelor of Science degree and Juris Doctorate degree from Boston College.

     John P. Pettitt co-founded Beyond.com in 1994 and served as Executive Vice President and Chief Technology Officer from our inception in November 1994 until July 1999, when he retired to pursue philanthropic interests. Mr. Pettitt joined our Board of Directors in October 2000.

     Ralph B. Godfrey joined our Board of Directors in December 2000. Mr. Godfrey was with 3Com, a computer networking and peripherals manufacturing company, from 1990 until his retirement in September 2000. While with 3Com, he served in various senior management positions, most recently he was the Senior Vice President of eCommerce. Prior to joining 3Com, Mr. Godfrey was President of Unisys' Value-Added Marketing Division, which was created following the acquisition of Convergent Technologies in 1989.

Mr. Godfrey had joined Convergent Technologies in 1988 as Vice President of North American Sales. Prior to Convergent Technologies, Mr. Godfrey spent 20 years with Hewlett-Packard, a leading manufacturer of computers and computer peripherals, where he held a variety of sales management positions. His last position with Hewlett-Packard was the National Sales Manager for the Business System's Group. Mr. Godfrey holds Bachelor of Science and Master of Science degrees in electrical engineering from Auburn University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC") and The Nasdaq Stock Market. Such officers, directors and ten-percent stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during fiscal 2000, its executive officers, directors and ten-percent stockholders complied with all
Section 16(a) filing requirements applicable to them, except that Curtis A. Cluff, the Company's Chief Financial Officer, did not file a Form 3 until October 3, 2000, Donald T. Beery, the Company's Vice President and General Manager, Government Systems Group did not file a Form 3 until February 14, 2001, Eric A. Chatham, the Company's Senior Vice President, Engineering and Chief Information Officer, did not file a Form 3 until February 14, 2001, John P. Barratt, the Company's Chief Operating Officer, did not file a Form 3 until February 14, 2001 and Barry J. Shotts, the Company's Vice President, Business Development, did not file a Form 3 until February 14, 2001.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning compensation of and stock options granted to each of the persons serving as our Chief Executive Officer and each of our four other most highly compensated executive officers (collectively, the "Named Executive Officers") for the fiscal year ended December 31, 2000.

                           SUMMARY COMPENSATION TABLE

                                                                                             LONG TERM
                                                                                            COMPENSATION
                                                         ANNUAL COMPENSATION                ------------
                                            ---------------------------------------------    SECURITIES
                                                                             OTHER ANNUAL    UNDERLYING
       NAME AND PRINCIPAL POSITION          YEAR   SALARY($)   BONUS($)(1)   COMPENSATION    OPTIONS(#)
       ---------------------------          ----   ---------   -----------   ------------   ------------
Ronald S. Smith(2)........................  2000   $227,000     $150,000       $55,750(3)    1,100,000
  President and Chief Executive Officer
Curtis A. Cluff(7)........................  2000    109,000       81,000        30,038(4)      400,000
  Senior Vice President, Finance
  and Chief Financial Officer
Eric A. Chatham(8)........................  2000    206,000      270,000            --         246,250
  Senior Vice President, Engineering        1999     38,000       10,000            --          25,000
  and Chief Information Officer
John P. Barratt(9)........................  2000     86,000       73,000        32,000(5)      500,000
  Chief Operating Officer
Donald T. Beery(10).......................  2000    153,000      241,000            --         170,000
  Vice President,                           1999     93,000       99,000            --           5,000
  Government Systems Group                  1998     89,000       45,000            --          35,000
Mark L. Breier(11)........................  2000    255,000           --            --              --
  Former President and                      1999    255,000       69,000            --         250,000
  Chief Executive Officer                   1998    150,000       13,000        65,000(6)    1,000,000
C. Richard Neely, Jr.(12).................  2000    115,000      229,000            --         250,000
  Former Interim Chief Executive Officer    1999      8,000           --            --              --
  and Chief Financial Officer
Montgomery B. Mars(13)....................  2000    142,000      288,000            --          80,000
  Former Vice President,                    1999    115,000        6,000            --         105,000
  Corporate Development

---------------
 (1) Represents only the bonus amounts paid in fiscal 2000.

 (2) Mr. Smith was hired in August 2000.

 (3) Represents approximately $3,770 for commuting expenses, $35,485 for temporary housing expenses and $16,495 in travelling expenses.

 (4) Represents approximately $20,948 for temporary housing expenses and $9,090 for travelling expenses.

 (5) Represents approximately $1,181 for commuting expenses, $14,193 for temporary housing expenses and $16,626 for travelling expenses.

 (6) Represents a relocation allowance.

 (7) Mr. Cluff was hired in July 2000.

 (8) Mr. Chatham was hired in October 1999.

 (9) Mr. Barratt was hired in September 2000.

(10) Mr. Beery was hired in January 1998.

(11) Mr. Breier was hired in March 1998 and resigned as President and CEO in January 2000.

(12) Mr. Neely was hired in December 1999 and resigned as Interim CEO and CFO in July 2000.

(13) Mr. Mars was hired in February 1999 and resigned as Vice President in September 2000.

STOCK OPTION INFORMATION

     The following table sets forth certain information with respect to stock options granted in fiscal 2000 to the Named Executives Officers.

                          OPTION GRANTS IN FISCAL 2000

                                                  INDIVIDUAL GRANTS
                                     --------------------------------------------    POTENTIAL REALIZABLE VALUE
                       NUMBER OF       % OF TOTAL                                      AT ASSUMED ANNUAL RATES
                       SECURITIES       OPTIONS                                         OF STOCK APPRECIATION
                       UNDERLYING      GRANTED TO        EXERCISE                        FOR OPTION TERM(3)
                        OPTIONS       EMPLOYEES IN        PRICE        EXPIRATION    ---------------------------
        NAME           GRANTED(#)    FISCAL YEAR(1)    ($/SHARE)(2)       DATE         5%($)           10%($)
        ----           ----------    --------------    ------------    ----------    ----------     ------------
Ronald S. Smith......  1,100,000(4)      13.04%          $0.8750        8/17/2010     $605,311       $1,533,977
Curtis A. Cluff......    400,000(4)       4.74%           1.4375        7/25/2010      361,614          916,402
Eric A. Chatham......      6,250(5)       0.07%           6.5000        1/25/2010       25,549           64,746
                          30,000(5)       0.36%           4.8750        2/14/2010       91,976          233,085
                          35,000(4)       0.41%           4.8750        2/14/2010      129,316          271,932
                         175,000(4)       2.07%           1.1250        9/28/2010      123,814          313,768
John P. Barratt......    500,000(4)       5.93%           0.8438       10/06/2010      265,331          672,400
Donald T. Beery......     10,000(5)       0.12%           6.5000        1/25/2010       40,878          103,593
                          60,000(4)       0.71%           4.8750        2/14/2010      183,952          466,170
                         100,000(7)       1.19%           1.7500        6/19/2010      110,057          278,905
Mark L. Breier.......         --            --                --               --           --               --
C. Richard Neely,
  Jr. ...............    180,000(6)       2.13%           6.5000        1/24/2010      735,807        1,864,679
                          70,000(5)       0.83%           4.8750        2/14/2010      214,610          543,865
Montgomery B. Mars...     10,000(5)       0.12%           6.5000        1/25/2010       40,878          103,593
                          30,000(5)       0.36%           4.8750        2/14/2010       91,976          233,085
                          40,000(4)       0.47%           4.8750        2/14/2010      122,634          310,780

---------------
(1) Based on an aggregate of 8,438,136 options that we granted during the fiscal year ended 2000 to our employees and consultants, including the Named Executive Officers.

(2) The exercise price per share of each option was equal to the fair market value of the common stock on the date of grant.

(3) The potential realizable value is calculated based on the term of the option at its time of grant (ten years). It is calculated assuming that the fair market value of the common stock on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock price.

(4) Each of these options vest over four years at a rate of 25% of the shares subject to the option after one year and the remaining shares subject to the option at the rate of 1/48 per month thereafter. Each of these options has a ten year term.

(5) Each of these options vest over one year at a rate of 50% of the shares subject to the option after six months and the remaining shares subject to the option at the rate of 1/12 per month thereafter. Each of these options has a ten year term.

(6) Each of these options vest over three years at a rate of 33% of the shares subject to the option after one year and the remaining shares subject to the option at the rate of 1/36 per month thereafter. Each of these options has a ten year term.

(7) Each of these options vest over two years at a rate of 25% of the shares subject to the option after six months and the remaining shares subject to the option at the rate of 1/24 per month thereafter. Each of these options has a ten year term.

     The following table sets forth certain information regarding stock options held as of December 31, 2000 by the Named Executive Officers.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

                                                           NUMBER OF SECURITIES
                                                          UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                                                              OPTIONS AS OF             IN-THE-MONEY OPTIONS AS OF
                           SHARES                          DECEMBER 31, 2000(#)          DECEMBER 31, 2000($)(1)
                         ACQUIRED ON       VALUE       ----------------------------    ----------------------------
         NAME            EXERCISE(#)    REALIZED($)    EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
         ----            -----------    -----------    -----------    -------------    -----------    -------------
Ronald S. Smith........         --             --            --         1,100,000             --              --
Curtis A. Cluff........         --             --            --           400,000             --              --
Eric A. Chatham........         --             --        41,042           230,208             --              --
John P. Barratt........         --             --            --           500,000             --              --
Donald T. Beery........         --             --        61,208           147,292             --              --
Mark L. Breier.........    140,000        403,062            --                --             --              --
C. Richard Neely,
  Jr. .................         --             --            --                --             --              --
Montgomery B. Mars.....         --             --            --                --             --              --

---------------
(1) The value of unexercised "in-the-money" options represents the difference between the exercise price of stock options and $0.1563, the closing sales price of the common stock on December 31, 2000.

EMPLOYMENT AGREEMENTS

     In June 2000, we entered into an employment agreement pending approval of his visa with Ronald S. Smith, our Chief Executive Officer. Mr. Smith's annual base salary is $425,000, subject to adjustment in good faith by our Board of Directors. Mr. Smith is also eligible for an annual bonus of $200,000, paid quarterly, based on achievement of objectives mutually agreed to between Mr. Smith and the Board of Directors in good faith. In addition, Mr. Smith is eligible for the highest standard benefits accorded our executive officers. Mr. Smith was also granted a one-time signing bonus of $100,000.

     Pursuant to this agreement, we granted to Mr. Smith an option to purchase 1,100,000 shares of our common stock. This option has an exercise price of $0.875 per share, the market value on the date of grant, and vests over four years at a rate of 25% after one year and the remaining shares at a rate of 1/48 per month thereafter.

     In July 2000, we entered into an employment agreement with John P. Barratt, our Chief Operating Officer. Mr. Barratt's annual base salary is $265,000. In addition, Mr. Barratt is eligible to participate in our executive benefit plans and is eligible for an annual bonus of $135,000, paid quarterly. Mr. Barratt also received a $50,000 signing bonus.

     Pursuant to this agreement, we granted Mr. Barratt an option to purchase 500,000 shares of our common stock at an exercise price of $0.8438 per share, the market value on the date of grant. This option vests over four years at a rate of 25% of the shares after one year and the remaining shares at a rate of 1/48 per month thereafter.

     In July 2000, we entered into an employment agreement with Curtis A. Cluff, our Chief Financial Officer. Mr. Cluff's annual base salary is $250,000. In addition, Mr. Cluff is eligible to participate in our executive benefit plans and is eligible for an annual bonus of $125,000, paid quarterly. Mr. Cluff also received a $50,000 signing bonus.

     Pursuant to this agreement, we granted Mr. Cluff an option to purchase 400,000 shares of our common stock at an exercise price of $1.4375 per share, the market value on the date of grant. This option vests over four years at a rate of 25% of the shares after one year and the remaining shares at a rate of 1/48 per month thereafter.

     On March 23, 1998 we entered into an employment agreement with Mark L. Breier (who was our President and Chief Executive Officer through January 2000). Mr. Breier's annual base salary under the agreement was $200,000, subject to good faith adjustment by our Board of Directors. In addition, Mr. Breier was eligible to participate in our executive benefit plans and to earn an annual bonus in the amount of $50,000, payable quarterly, based on achievement of objectives mutually determined by Mr. Breier and our Board of Directors at the beginning of each year of employment. The agreement also provided that under certain circumstances, in the event that Mr. Breier was terminated, Mr. Breier shall continue to receive his base salary for 12 months.

     Pursuant to this agreement, we granted to Mr. Breier an option under the 1995 stock option plan to purchase 1,000,000 shares of common stock on March 30, 1998. This option had an exercise price of $2.60 per share and was governed generally by the terms of the 1995 stock option plan, with certain limited exceptions including acceleration of the vesting in connection with a change of control (as defined in the agreement).

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     None of the members of our Compensation Committee is an officer or employee of Beyond.com. William S. McKiernan and Richard Scudellari, two of the five members of our Board of Directors, also serve as members of the board of directors of CyberSource Corporation. Richard Scudellari serves on the Compensation Committee of the Company and on the Compensation Committee of CyberSource Corporation. Other than with respect to CyberSource, no interlocking relationship exists between our Board of Directors or Compensation Committee and the board of directors or compensation committees of any other company, nor has such an interlocking relationship existed in the past.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate future filings, including this Proxy Statement, in whole or in part, the following report and the Performance Graph which follows shall not be deemed to be incorporated by reference into any such filings.

     In April 1998, the Board of Directors established the Compensation Committee of the Board of Directors (the "Compensation Committee"). The Compensation Committee has responsibility for reviewing and developing compensation policies applicable to the Company's executive officers and directors, making recommendations to the Board of Directors regarding all forms of compensation to executive officers and directors, and administering the Company's 1995 and 1998 Stock Option Plans, the 1999 Stock Incentive Plan, the 1999 Non-Qualified Stock Option Plan and the 1999 Employee Stock Purchase Plan (collectively, the "Plans"), under which option grants may be made to executive officers and other key employees.

EXECUTIVE COMPENSATION POLICIES

     The Compensation Committee believes that the primary goal of the Company's executive compensation program should be related to creating stockholder value. The executive compensation policies of the Compensation Committee are designed to provide incentives to create stockholder value by attracting, retaining and motivating executive talent that contributes to the Company's long-term success, by rewarding the achievement of the Company's short-term and long-term strategic goals, by linking executive officer compensation and stockholder interests through grants of awards under the Plans and by recognizing individual contributions to Company performance. The Compensation Committee evaluates the performance of the Company and compares it to other companies of similar size engaged in activities similar to those of the Company.

     The Compensation Committee reviews the available competitive data, evaluates the particular needs of the Company, and evaluates each executive's performance to arrive at a decision regarding compensation programs.

2000 EXECUTIVE COMPENSATION

     Towards the end of 1999, the Company's stock price began a steady decline when there developed uncertainty whether the Company could succeed with its business-to-consumer business model. In the first quarter of 2000, the Company restructured its business and Mark L. Breier, our then Chief Executive Officer, resigned. By March 2000, all of the members of the Company's Compensation Committee had also resigned. A new Compensation Committee was formed in April 2000. During 2000, the Board and the Compensation

Committee were faced with the challenge of maintaining and building upon the management team while implementing a new business plan during a period in which the Company's stock price was declining. During this period, the Board and the Compensation Committee attempted to offer attractive compensation packages that would encourage executives to continue with the Company in an environment where executives often had competing offers from other companies. In addition, in order to attract new executives, the offered compensation had to meet or exceed the executive's then current compensation. With respect to each executive hired during 2000, each contract was negotiated with the executive, on a case by case basis, in an attempt to be competitive, in light of the Company's and economic circumstances.

     During 2000, retention bonuses were awarded to executives upon meeting quarterly revenue, margin and expense goals. Certain executives also earned bonuses in connection with agreeing to continue in their positions with the Company for a period of time. This program was adopted in order to incentivize executives to continue with the Company. For services rendered during 2000, Messrs. Chatham, Beery, Neely and Mars earned retention bonuses of approximately $281,000, $95,000, $156,000 and $223,000, respectively. Commencing in the third quarter of 2000, a bonus program was adopted whereby executives would earn bonuses upon the achievement of quarterly gross margin and EBITDA (earnings or loss, before interest, taxes, depreciation, amortization, restructuring charges and extraordinary items) goals which resulted in Messrs. Smith, Barratt, Cluff and Chatham earning bonuses of approximately $84,000, $46,000, $52,000 and $35,000, respectively.

DEDUCTIBILITY OF COMPENSATION

     Section 162(m) of the Internal Revenue Code denies a deduction for compensation in excess of $1 million paid to certain executive officers, unless certain performance, disclosure, and stockholder approval requirements are met. Option grants under the Company's Stock Incentive Plan are intended to qualify as "performance-based" compensation not subject to the Section 162(m) deduction limitation. In addition, the Committee believes that a substantial portion of the compensation program would be exempted from the $1 million deduction limitation.

CHIEF EXECUTIVE OFFICER COMPENSATION

     Employment Agreements. The base salary for Mark L. Breier, the Company's former President and Chief Executive Officer, was established by a previously negotiated employment agreement with the Company. Pursuant to the terms of Mr. Breier's employment agreement, Mr. Breier is guaranteed an aggregate annual base salary of $200,000 and is eligible to participate in the Company's employee benefit plans and executive compensation programs. Also, under the employment agreement, Mr. Breier is entitled to annual contingent bonuses up to a maximum of $50,000 based on the attainment of certain criteria, which are determined annually at the beginning of each year. Mr. Breier's agreement may be terminated by either party at any time. Consistent with the Company's policy of providing incentives to its executive officers which links compensation to stockholders' interests, Mr. Breier's agreement also provides for an initial grant of an option to acquire 1,000,000 shares of the Company's Common Stock subject to a four-year vesting schedule. During 1999, Mr. Breier received $255,000 in salary and a bonus of $69,000 which was awarded pursuant to the achievement of previously established goals. Mr. Breier resigned as President and Chief Executive Officer in January 2000. Per the terms of his employment agreement, the Company paid Mr. Breier his base salary from the date of his resignation to twelve months thereafter.

     C. Richard Neely, Jr. served as the Company's Interim Chief Executive Officer upon the resignation of Mr. Breier. The Company did not enter into an employment agreement with Mr. Neely, in his capacity as Interim Chief Executive Officer. Mr. Neely resigned as our Interim Chief Executive Officer, as well as our Chief Financial Officer and Senior Vice President of Finance and Administration, in June 2000. Mr. Neely's base salary did not change upon becoming Interim Chief Executive Officer. Mr. Neely received quarterly retention bonuses aggregating $156,000 during 2000.

     The base salary for Ronald S. Smith, the Company's President and Chief Executive Officer was also established by a previously negotiated employment agreement with the Company. Pursuant to the terms of Mr. Smith's employment agreement, Mr. Smith will earn a base salary of $35,420 per month, subject to adjustment in good faith by the Company's Board of Directors. Pursuant to the employment agreement,

Mr. Smith will be eligible to earn an annual bonus in the amount of $200,000, payable quarterly. Such bonus will be based upon the attainment of objectives mutually agreed upon by the Company and Mr. Smith. During 2000, these objectives related to the achievement of quarterly gross margin and EBITDA goals. The Company also paid Mr. Smith a sign-on bonus of $100,000 within 15 days of his start date. Consistent with the Company's policy of providing incentives to its executive officers which links compensation to stockholders' interests, Mr. Smith's agreement provides for an initial grant of an option to acquire 1,100,000 shares of the Company's Common Stock subject to a four-year vesting schedule. Additionally, the Company will provide Mr. Smith with reimbursement for reasonable living expenses, including a condominium in the Greater San Jose Area and four roundtrip tickets per month to Ontario, Canada. Mr. Smith's agreement may be terminated by either party at any time.

                                      MEMBERS OF THE COMPENSATION COMMITTEE

                                      Ralph B. Godfrey
                                      Richard Scudellari

PERFORMANCE GRAPH

     The following line graph compares the yearly percentage change in (i) the cumulative total stockholder return on the Company's Common Stock since June 17, 1998 with (ii) cumulative total stockholder return on (a) the Nasdaq Stock Market -- U.S. Index and (b) the JP Morgan Hambrecht & Quist Internet Index. The comparison assumes an investment of $100 on June 17, 1998 and reinvestment of dividends, if any. The stock price performance shown on the graph is not necessarily indicative of future price performance.

                              [PERFORMANCE GRAPH]

-------------------------------------------------------------------------------
                          06/17/98 06/30/98 09/30/98 12/31/98 03/31/99 06/30/99
-------------------------------------------------------------------------------
 Beyond.com                 100      213      115      231      291      319
 Nasdaq Stock Market
  (U.S.)                    100      107       97      125      140      153
 Hambrecht & Quist
  Internet Index            100      116       93      160      271      279
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                          09/30/99 12/31/99 03/31/00 06/30/00 09/30/00 12/31/00
-------------------------------------------------------------------------------
 Beyond.com                 136       87       48       15       11        2
 Nasdaq Stock Market
  (U.S.)                    157      226      262      227      209      140
 Hambrecht & Quist
  Internet Index            287      556      581      431      415      214
-------------------------------------------------------------------------------

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information known to us with respect to beneficial ownership of our common stock as of March 31, 2001 by (a) each stockholder known by us to be the beneficial owner of more than five percent of our common stock, (b) each of our directors and nominees for director, (c) each Named Executive Officer and (d) all executive officers, directors and nominees for director who beneficially own shares, as a group.

                                                               NUMBER OF SHARES     PERCENTAGE OF SHARES
5% BENEFICIAL OWNERS, DIRECTORS AND NAMED EXECUTIVE OFFICERS  BENEFICIALLY OWNED    BENEFICIALLY OWNED(1)
------------------------------------------------------------  ------------------    ---------------------
William S. McKiernan(2)...................................        7,550,878                 15.8%
John P. Pettitt(3)........................................        1,554,228                  3.2%
Ralph B. Godfrey..........................................          100,000                    *
Richard Scudellari(4).....................................           45,416                    *
Ronald S. Smith...........................................           40,000                    *
Curtis A. Cluff...........................................            6,000                    *
Eric A. Chatham(5)........................................          138,020                    *
John P. Barratt...........................................               --                    *
Donald. T. Beery(6).......................................          106,408                    *
Mark L. Breier............................................           25,274                    *
C. Richard Neely, Jr. ....................................               --                    *
Montgomery B. Mars........................................               --                    *
All directors and executive officers as a group (15
  persons)(7).............................................        9,642,265                 20.0%

---------------
 *  Represents beneficial ownership of less than 1% of our Common Stock.

(1) Number of shares beneficially owned is determined based on 47,886,500 shares outstanding as of March 31, 2001. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. The number of shares beneficially owned by a person includes shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of March 31, 2001. Such shares issuable pursuant to such options are deemed outstanding for computing the percentage ownership of the person holding such options but not deemed outstanding for the purposes of computing the percentage ownership of each other person. To our knowledge, the persons named in this table have sole voting and investment power with respect to all shares of common stock shown as owned by them, subject to community property laws where applicable and except as indicated in the other footnotes to this table. Unless otherwise indicated, the address of each of the individuals named above is: c/o Beyond.com Corporation, 3200 Patrick Henry Drive, Santa Clara, California 95054.

(2) Includes 7,520,110 shares held by Mr. McKiernan and 30,768 shares held by members of Mr. McKiernan's immediate family. Mr. McKiernan disclaims beneficial ownership of the shares held by his immediate family.

(3) Includes 25,000 shares held by Mr. Pettitt and 1,529,228 shares held by members of Mr. Pettitt's immediate family. Mr. Pettitt disclaims beneficial ownership of the shares held by his immediate family.

(4) Includes options to purchase 5,416 shares of common stock that vest within 60 days of March 31, 2001, held by Mr. Scudellari.

(5) Includes options to purchase 138,020 shares of common stock that vest within 60 days of March 31, 2001, held by Mr. Chatham.

(6) Includes options to purchase 106,208 shares of common stock that vest within 60 days of March 31, 2001, held by Mr. Beery.

(7) Includes options to purchase 325,685 shares of common stock that vest within 60 days of March 31, 2001, held by all of our directors and executive officers of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

THE CHAIRMAN GRANT PROGRAM AND AGREEMENTS WITH EXECUTIVE OFFICERS AND DIRECTORS

     In January 2000, our Board of Directors adopted the Chairman Grant Program and reserved 1,000,000 shares of common stock for issuance to selected full-time employees under this program. William S. McKiernan, our Chairman of the Board, agreed to contribute 1,000,000 shares of our common stock owned by him to this program over the one year term of this Program. Shares will be issued on a quarterly basis, generally in the total amount of 250,000 shares per quarter. This program has been temporarily suspended. As of December 31, 2000, approximately 435,467 shares have been issued pursuant to this program.

     In January 2000, Mark L. Breier resigned as President and Chief Executive Officer. Per the terms of his employment agreement, we paid Mr. Breier his base salary from the date of his resignation until twelve months thereafter.

     In March 2000, James R. Lussier resigned as our Vice President, Business Operations and Corporate Strategy. Per the terms of his separation agreement, we paid Mr. Lussier his base salary for four months after the date of separation agreement.

RETENTION BONUSES

     We agreed to pay a "retention bonus" based upon attainment of certain corporate revenue, margin and expense goals by quarter to certain employees. These bonuses were paid quarterly within two weeks of the quarterly earnings release date. These bonuses were available through the quarter ended December 31, 2000 and any decision to extend said bonus remains at the discretion of the Compensation Committee. As of March 31, 2001, the Compensation Committee had not extended such bonus. To receive the bonus, the executive must have been an active employee of the Company at the time the bonus was paid. An aggregate of approximately $1.2 million in retention bonuses was awarded to various executive officers in fiscal 2000.

RELATIONSHIP WITH CYBERSOURCE CORPORATION

     Pursuant to the terms of an agreement entered into in connection with the spin-off of CyberSource Corporation, we use services supplied by CyberSource on a non-exclusive basis. These services relate to credit card processing, fraud screening, export control, sales tax computation, electronic licensing, hosting of electronic downloads and fulfillment notification. Any discontinuation of such services, or any reduction in performance that requires us to replace such services, could be disruptive to our business. We also received a non-exclusive license to certain CyberSource technology. Under the services agreement, we are obligated to compensate CyberSource on a basis of services used per order or transaction. The Company recorded expenses of approximately $1.6 million, $1.1 million and $747,000 related to such services in 2000, 1999 and 1998, respectively. Since the services contract with CyberSource contains terms and provisions similar to those offered by CyberSource to unrelated third parties, the Company believes that such amounts are comparable with the fair market value of such services. As of December 31, 2000 and 1999, amounts owed to CyberSource were approximately $245,000 and $151,000, respectively.

     At the time these agreements were negotiated, all of our directors were also directors of CyberSource and other members of our management team joined CyberSource as executive officers. As a result, these and subsequent agreements may not be deemed the result of arm's length negotiations. Further, although we and CyberSource are engaged in different businesses, the two companies currently have no policies to govern the pursuit or allocation of corporate opportunities between CyberSource and us in the event they arise. Our business could be adversely affected if the overlapping board members of the two companies pursue CyberSource's interests over ours either in the course of intercompany transactions or where the same corporate opportunities are available to both companies.

     We entered into a Software License Agreement with CyberSource in June 1999, pursuant to which CyberSource purchased a perpetual, transferable, worldwide license to copy, modify, market and otherwise use technology related to transaction processing services. Pursuant to the terms of the agreement, we will not license or otherwise distribute the software to any of CyberSource's competitors through June 2001, and

CyberSource will own all modifications or derivative works of the software. We will indemnify CyberSource against any legal cause of action brought against CyberSource to the extent that the cause of action is based on a claim that the software infringes any intellectual property rights of a third party, and CyberSource will indemnify us against any legal cause of action brought against us to the extent that the cause of action is based on a claim that any modification or derivative of the software infringes any intellectual property rights of a third party. The purchase price of the license was $600,000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this amendment to this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Clara, California, on May 31, 2001.

                                          BEYOND.COM CORPORATION

                                          By /s/     RONALD S. SMITH
                                            ------------------------------------
                                                      Ronald S. Smith
                                            President, Chief Executive Officer,
                                                        and Director

                                          By /s/     CURTIS A. CLUFF
                                            ------------------------------------
                                                      Curtis A. Cluff
                                            Senior Vice President of Finance and
                                                   Chief Financial Officer

                                          By /s/  WILLIAM S. MCKIERNAN
                                            ------------------------------------
                                                    William S. McKiernan
                                             Chairman of the Board of Directors

                                          By
                                            ------------------------------------
                                                      John P. Pettitt
                                                          Director

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