Form 10-Q
period 2001-06-30
BEYOND COM CORP
filed 2001-08-14
CIK 1060531

Filed with the Securities and Exchange Commission on August 14, 2001

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                  .

Commission File Number 0-24457

BEYOND.COM CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	7375	94-3212136

(State or other jurisdiction	(Primary standard industrial	(I.R.S. Employer
of incorporation or organization)	classification code number)	Identification Number)

3200 Patrick Henry Drive

Santa Clara, California 94054
(408) 855-3000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

      The number of shares of the registrant’s Common Stock, $.001 par value per share, outstanding as of July 31, 2001 was 3,304,253.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

BEYOND.COM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS

	June 30,	December 31,
	2001	2000

	(unaudited)

Current assets:

Cash and cash equivalents	$4,804	$3,513

Restricted cash	2,000	2,000

Accounts receivable, net	12,533	28,974

Prepaid expenses and other current assets	4,847	4,816

Cost of deferred revenue	12,419	20,570

Total current assets	36,603	59,873

Non-current assets:

Property and equipment, net	10,720	13,327

Deposits and other non-current assets	2,406	3,988

Goodwill and other intangible assets, net	44,329	62,408

Total assets	$94,058	$139,596

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$5,092	$23,974

Accrued employee expenses	567	1,284

Other accrued liabilities	7,591	2,748

Vendor note payable	12,000	—

Deferred revenue	13,497	22,025

Total current liabilities	38,747	50,031

Convertible notes payable	9,003	12,373

Stockholders’ equity:

Common stock	309,653	305,332

Deferred compensation	(14)	(143)

Accumulated deficit	(263,331)	(227,997)

Total stockholders’ equity	46,308	77,192

Total liabilities and stockholders’ equity	$94,058	$139,596

Note:	The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

See notes to Condensed Consolidated Financial Statements.

BEYOND.COM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended,		Six Months Ended,

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Net revenues	$17,349	$31,021	$37,887	$60,581

Cost of revenues	15,754	26,931	34,165	52,452

Gross profit	1,595	4,090	3,722	8,129

Operating expenses:

Research and development	1,115	1,517	2,192	5,197

Sales and marketing	4,725	9,887	9,843	26,879

General and administrative	2,749	3,169	5,888	6,869

Goodwill, other intangible assets and deferred compensation amortization	8,973	9,227	18,095	20,713

Restructuring	—	—	—	13,707

Total operating expenses	17,562	23,800	36,018	73,365

Loss from operations	(15,967)	(19,710)	(32,296)	(65,236)

Other expense, net	(1,604)	(582)	(3,038)	(977)

NET LOSS	$(17,571)	$(20,292)	$(35,334)	$(66,213)

Basic and diluted net loss per share	$(5.41)	$(8.01)	$(11.10)	$(26.44)

Weighted average shares outstanding used in computing basic and diluted net loss per share	3,246	2,534	3,184	2,504

See notes to Condensed Consolidated Financial Statements.

BEYOND.COM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended

	June 30,	June 30,
	2001	2000

Operating Activities

Net loss	$(35,334)	$(66,213)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	3,329	1,788

Accretion of convertible notes payable	1,645	—

Common shares issued for employee services	—	1,039

Warrant issued under legal agreement	59	—

Goodwill, other intangible assets and deferred compensation amortization	18,095	22,099

Changes in assets and liabilities:

Accounts receivable	16,441	(4,627)

Prepaid partnership agreements	—	4,306

Prepaid expenses and other current assets	(363)	(1,678)

Cost of deferred revenue	8,151	(9,504)

Other noncurrent assets	997	1,578

Accounts payable	(18,882)	18,077

Accrued employee expenses	(717)	1,397

Other accrued liabilities	4,843	(458)

Deferred revenue	(8,528)	10,720

Net cash used in operating activities	(10,264)	(21,476)

Investing Activities

Sale of short-term investments, net	—	23,985

Costs associated with investment in SoftGallery	—	(995)

Purchases of property and equipment, net	(365)	(1,758)

Net cash provided by (used in) investing activities	(365)	21,232

Financing Activities

Payments under capital leases	—	(100)

Net proceeds from exercise of stock options	1	723

Net proceeds from vendor note payable	12,000	—

Proceeds from sale of common stock to employees	10	299

Proceeds from sale of common stock under equity offering	106	—

Cost associated with equity offering	(197)	—

Net cash provided by financing activities	11,920	922

Net increase in cash and cash equivalents	1,291	678

Cash and cash equivalents at beginning of period	3,513	11,539

Cash and cash equivalents at end of period	$4,804	$12,217

Supplemental disclosure of non-cash financing activities

Issuance of common stock for convertible notes, net	$5,015	$—

See notes to Condensed Consolidated Financial Statements.

BEYOND.COM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of Management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Beyond.com Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on April 19, 2001.

      Beyond.com Corporation (the “Company” or “Beyond.com”) has incurred operating losses since inception and anticipates continued losses. In April 2001, the Company entered into a forbearance agreement with a key vendor relating to $12 million in trade payables that were restructured to a note payable (the “Vendor Note”). The agreement includes two payments of $1 million each in principal plus interest due on July 2, 2001 and October 1, 2001 with the balance plus interest due January 2, 2002. Interest accrues on the Vendor Note at a rate of prime plus 1%. The Company is committed to repay the Vendor Note on an accelerated basis to the extent that the Company borrows money under a non-current borrowing arrangement (other than any revolving credit line or agreement previously existing on the date hereof) from any party other than the payee and to the extent that the Company raises capital through the sale of equity or debt securities.

      Management believes that the Company’s cash and cash equivalents at June 30, 2001, should be sufficient to meet its anticipated needs for working capital and capital expenditures through December 30, 2001, assuming the collection of all accounts receivables currently due and the liquidation of other current assets. However, the Company’s working capital may not be sufficient to support its anticipated needs for working capital and capital expenditures through December 31, 2001, if there is any significant negative impact resulting from poor collection performance or the inability to liquidate other current assets. Therefore, the Company is actively seeking new sources of working capital and exploring strategic alternatives, which may include the sale of part or all of the Company, to ensure adequate funding to execute its business plan. Management cannot assure that such funding will be available, or, if it is available, on terms acceptable to the Company. If funding is not available, other actions can and will be taken to reduce costs. These actions may entail reducing headcount, sales and marketing, research and development and other expansion activities or discontinuing operations. Such actions would have a materially adverse affect on the Company’s business and results of operations.

      In the quarter ended December 31, 2000, the Company adopted FASB’s Emerging Issues Task Force 00-10 “Accounting for Shipping and Handling Fees and Costs” (“EITF 00-10”), which provides guidance for the classification of revenues and costs for shipping and handling fees. All fiscal 2000 revenue and cost of revenue amounts have been reclassified to conform with the adoption of EITF 00-10. The adoption of EITF 00-10 had no impact on gross profit or net loss.

      Net Revenues in the six months ended June 30, 2000 have been restated to exclude $2.5 million in Government System sales. The restatement decreased gross profit and increased net loss by $138,000 in the period. The exclusion relates to stated conditions in the terms of a single sales transaction that the Company’s current management discovered subsequent to year end. Management brought these stated conditions to the attention of their independent auditors and determined that the related transaction had not properly sold

BEYOND.COM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

through and therefore should not be treated as a sale in accordance with generally accepted accounting principles.

Note 2 — Restructuring Costs

      During the quarter ended March 31, 2000, the Company recorded a restructuring charge of $13.7 million. This was a result of a plan to refocus the Company’s business from a consumer retail focused company to a business-to-business e-commerce services company. As part of this refocus, the Company reduced its workforce by approximately 75 employees in January 2000, or approximately 20% of its total workforce, consolidated facilities and disposed of excess capital assets. Additionally, the Company terminated its existing marketing agreements focused on generating consumer sales with AOL, CNET, Excite, Network Associates, Roadrunner, Yahoo! and ZDNet. The restructuring charges were comprised of approximately $10.1 million in termination fees and associated prepaid and intangible assets write-offs related to certain marketing agreements, $2.0 million in employee termination costs, $0.9 million for the write-off of prepaid royalties and consultation expenses related to the Company’s change in business focus and $0.7 million for the write-off of excess equipment and facilities consolidation. No amounts related to the restructuring were accrued at December 31, 2000 as all amounts had been paid during fiscal year 2000.

Note 3 — Loss per Share

      Net loss per share is presented under Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (FAS 128). Basic earnings per share is computed using the weighted average number of common shares outstanding during the period and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is computed using the weighted average number of common and dilutive common shares outstanding during the period. Due to the Company’s net loss for the three and six months ended June 30, 2001 and 2000, potentially dilutive securities have been excluded from the computation as their effect is antidilutive.

      On July 2, 2001, the Company completed a reverse stock split where fifteen shares of common stock outstanding were converted into one share of common stock. All current and prior period share and loss per share amounts presented reflect this reverse stock split.

      If the Company had reported net income, diluted earnings per share for the six months ended June 30, 2001 and 2000 would have included the shares used in the computation of net loss per share as well as the effect of approximately 509,049 and 520,365 shares purchasable under options and warrants outstanding at June 30, 2001 and 2000, respectively. The number of common equivalent shares from options and warrants would be determined on a weighted average basis using the treasury stock method. The convertible notes outstanding as of June 30, 2001 and 2000 were also excluded from the common equivalent share calculation, as they would have been antidilutive.

Note 4 — Segment Reporting

      Under Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (FAS 131), the Company reports its operations as three segments: eStores, Government Systems and Website Groups. The following table presents net revenues and cost of revenues of the Company’s three segments for the three and six months ended June 30, 2001 and 2000. There were no inter-business unit sales or transfers. The Company does not report operating expenses, depreciation and amortization, interest income (expense), income taxes, capital expenditures, or identifiable assets by its industry segments to the Chief Executive Officer. The Company’s Chief Executive Officer reviews the revenues from each of the Company’s reportable segments, and all of the Company’s expenses are managed by

BEYOND.COM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and reported to the Chief Executive Officer on a consolidated basis. Net revenues and cost of revenues are as follows (in thousands):

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Net revenues:

eStores	$3,573	$10,778	$9,611	$20,163

Government Systems	12,189	14,313	24,934	22,011

Website	1,587	5,930	3,342	18,407

Total	$17,349	$31,021	$37,887	$60,581

Cost of revenues:

eStores	$2,875	$9,092	$7,595	$17,144

Government Systems	11,419	13,055	23,451	20,126

Website	1,460	4,784	3,119	15,182

Total	$15,754	$26,931	$34,165	$52,452

Note 5 — Termination of Symantec eStore

      As of January 2, 2001, the Company discontinued its contract to provide eStore services to Symantec. For both the three and six months ended June 30, 2000, Symantec eStore revenues comprised approximately 21% of total revenues.

Note 6 — Comprehensive Income

      The components of comprehensive loss for the three and six months ended June 30, 2001 and 2000 are as follows (in thousands):

	Three Months Ended,		Six Months Ended,

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Net loss	$(17,571)	$(20,292)	$(35,334)	$(66,213)

Other comprehensive loss:

Change in unrealized gain (loss) on available-for-sale investments	—	138	—	(70)

Change in unrealized gain (loss) on foreign currency translation	—	(94)	—	(155)

Comprehensive loss	$(17,571)	$(20,248)	$(35,334)	$(66,438)

Note 7 — Recent Accounting Pronouncements

      Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133), SFAS 133 establishes accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 requires all companies to recognize derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after July 1, 2000. The adoption of SFAS 133 on January 1, 2001 did not have an effect on the Company’s statement of operations or financial position.

      In July 2001, the FASB issued SFAS No. 141, “Business Combinations” (“FAS 141”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 141 requires that all business combinations be accounted for under the purchase method, and the use of the pooling-of-interests method is

BEYOND.COM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

prohibited for business combinations initiated after June 30, 2001. FAS 141 also establishes criteria for the separate recognition of intangible assets acquired in a business combination. FAS 142 requires that goodwill no longer be amortized to earnings, but instead be subject to periodic testing for impairment. FAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier application permitted only in specified circumstances. The Company currently is evaluating the effect of the new standards on its financial condition and results of operations.

Note 8 — Equity Line Drawdown

      On October 30, 2000 the Company entered into a common stock purchase agreement with Investwell Investments Limited (“Investwell”). Under the common stock purchase agreement (the “Agreement”), Investwell has committed to purchase up to $40.0 million of the Company’s common stock upon drawdown requests by the Company over a 12 month period, which the Company has the right to extend for an additional 12 months. As part of the Agreement, the Company issued stock purchase warrants to purchase 40,000 shares of the Company’s common stock at an exercise price of $13.476 per share based on 125% of the closing stock price on October 27, 2000. Shares of the Company’s common stock acquired by Investwell pursuant to the Agreement are able to be resold pursuant to a Registration Statement on Form S-1 filed with the Securities Exchange Commission and effective as of January 26, 2001.

      In March 2001, the Company issued a drawdown notice to Investwell in connection with the Agreement. This notice offered to sell up to $200,000 of the Company’s common stock to Investwell based on the formula in the Agreement. The Company restricted the offer by setting a minimum purchase price of $4.80 per share. As a result of the drawdown, Investwell purchased a total of 22,267 shares of the Company’s common stock at an average purchase price of $4.899 per share in April 2001. As a result of these purchases, Investwell paid and released from escrow to the Company aggregate proceeds of approximately $106,000. There have been no additional drawdowns since March 2001.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words “believes,” “anticipates,” “intends,” plans,” estimates,” and similar expressions are forward-looking statements. Such forward-looking statements contained herein include but are not limited to statements regarding our expectations, objectives, anticipations, plans, beliefs, intentions and strategies regarding the future, and specifically the statements relating to the possibility of profit potential; lower future operating expenses and reduced cash obligations; the possibility of raising additional working capital and the potential for higher gross margins.

      Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements. Future financial condition and results of operations, as well as any forward-looking statements, are subject to known and unknown risks and inherent uncertainties, including but not limited to the factors described under “Factors That May Affect Future Operating Results” below and the reasons described elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update any such forward-looking statement or reason why actual results might differ.

      For a more detailed discussion of these and other business risks, see our Annual Report on Form 10-K prepared pursuant to Section 13 or 15(d) of the Securities Act of 1934, as filed with the Securities and Exchange Commission on April 19, 2001.

Overview

      In January of 2000, we announced a strategic decision to refocus our Company’s eStore business from a consumer-retail focused company in the business-to-consumer (“B2C”) market to a business-to-business (“B2B”) e-commerce services company. Thus, instead of high-cost advertising, aimed at building Beyond.com as a consumer brand, we refocused resources for the designing, building, and operating of online stores for clients, software publishers, system builders and OEMs that already had brand recognition, but preferred to outsource their store.

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

      As part of this refocus, we reduced our workforce by approximately 75 employees in January 2000, or approximately 20% of our total workforce, consolidated facilities and disposed of excess capital assets. Additionally, we have terminated marketing agreements focused on generating consumer sales with AOL, CNET, Excite, Network Associates, Roadrunner, Yahoo! and ZDNet at a cost of approximately $10.1 million in termination fees and associated prepaid and intangible assets write-offs. These costs were recorded as part of a restructuring charge of $13.7 million in the first quarter of 2000. The workforce reduction, facilities consolidation and termination of marketing agreements lowered operating expenses and reduced cash obligations in fiscal 2000 as compared to fiscal 1999. Our workforce has decreased by approximately 64% from approximately 389 employees as of December 31, 1999 to approximately 139 employees at June 30, 2001. During the second quarter 2001, our operating expenses were approximately 26% less than operating expenses in the second quarter 2000. We are committed to business process and productivity improvement and thus expect to effect further reductions in operating expenses and cash obligations.

eStore Group

      Beyond.com’s eStore Group designs, builds and manages online sites that enable software developers, hardware manufacturers and systems OEMs to launch a full-service web store at a substantially lower total cost than they would incur if they had developed a similar system internally. Businesses can choose from an array of services, including website design and construction, transaction processing, physical and electronic order fulfillment, customer support, marketing, merchandising support, fraud management, tax payment, currency conversion and reporting. Our current eStore customers include Act Software, Borland, Electric Rain, McAfee.com, Microsoft, PGP, Pharos, Salsa Systems and Sonic.

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

Government Systems Group

      Beyond.com’s Government Systems Group provides digitally downloadable software, digital asset management, and related services to a growing list of U.S. Government agencies including the Internal Revenue Service (IRS), Office of the Comptroller of the Currency (OCC), Bureau of Engraving and Printing (BEP), Office of Thrift Supervision (OTS), Defense Logistics Agency (DLA), National Imagery and Mapping Agency (NIMA), Patent and Trademark Office (PTO), US Mint, Fleet Law Enforcement Training Center (FLETC), the Department of Energy (DOE), and the Department of Defense (DoD).

Website

      Beyond.com’s online store (www.beyond.com), offers customers a comprehensive selection of software and computer related products, customer reviews, customer service, and competitive prices. We deliver software to customers over the Internet via digital download or by physically delivering the shrink-wrap software package. De-emphasis on advertising to promote our brand and reallocation of resources to the eStore Group has resulted in reduced revenues for the Website segment of our business.

General

      Net loss decreased from $20.3 million in the quarter ended June 30, 2000 to $17.6 million in the quarter ended June 30, 2001 as we continue to lower headcount and place focus on our eStore and Government Systems Group. However, the de-emphasis on our proprietary website and our reallocation of resources to the eStore business resulted in dramatically reduced revenues derived from our proprietary website. In addition, as a result of the BuyDirect.com merger, we recorded approximately $136.5 million in goodwill and other intangible assets, which will be amortized through 2002, or earlier, and will therefore adversely affect our results of operations during that period. Based on current market conditions, we are continuing to assess our business model and potential future alternatives for our business. In conjunction with this assessment, we are assessing whether the remaining goodwill and other intangible assets are impaired. If we determine such impairment based on this assessment, we will record a charge for the write-down of such assets in fiscal 2001.

      Our ability to become profitable depends on our ability to manage expenses and to generate and sustain higher gross margin dollars. If we do achieve profitability, we cannot assure you that we will sustain or increase profitability on a quarterly or annual basis in the future. In order to achieve profitability and meet our obligations in 2002, we must be able to raise additional capital in 2001. Current and future expense levels, which are largely fixed, are based upon operating plans and estimates of future revenues. In view of the rapidly evolving nature of the industries in which we are engaged, our limited operating history and the current economic uncertainties it is difficult to reliably forecast revenues. Therefore, we believe that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as the sole indicator of our future performance. If we cannot achieve and sustain operating profitability or positive cash flows from operations, we may be unable to meet our debt service obligations or working capital requirements, which would adversely affect our business.

Results of Operations for the Three and Six Months Ended June 30, 2001 and 2000

      Net Revenues. Revenues from the sale of software, net of estimated returns, are recognized when persuasive evidence of an arrangement exists, shipment of the physical product or delivery of the electronic product has occurred, fees are fixed and determinable, and collectibility is considered probable. Sales of software under contracts with the U.S. Government require us to provide continuing service, support and performance. Accordingly, the related revenues and costs are deferred and recognized over the period that the service, support and performance are provided. Revenues derived from website hosting and transaction processing are recognized as the services are provided. Cost of deferred revenue relates to software licenses purchased from software developers for sales to U.S. Government agencies.

      In the quarter ended December 31, 2000, we adopted FASB’s Emerging Issues Task Force 00-10 “Accounting for Shipping and Handling Fees and Costs” (“EITF 00-10”), which provides guidance for the classification of revenues and costs for shipping and handling fees. All fiscal 2000 revenue and cost of revenue amounts have been reclassified to conform with the adoption of EITF 00-10. The adoption of EITF 00-10 had no impact on our gross profit or net loss.

      Beyond.com’s revenues can be categorized into the following three segments:

      eStore net revenue was $3.6 million in the quarter ended June 30, 2001, compared to $10.8 million in the quarter ended June 30, 2000. The decrease was primarily the result of the termination of our relationship with Symantec, partially offset by the addition of new eStore customers. eStore revenue represented 20.6% of total revenue in the quarter ended June 30, 2001 compared to 34.7% of total revenue in the quarter ended June 30, 2000.

      eStore net revenue was $9.6 million in the six months ended June 30, 2001, compared to $20.2 million in the six months ended June 30, 2000. The decrease was primarily the result of the termination of our relationship with Symantec, partially offset by the addition of new eStore customers. eStore revenue represented 25.4% of total revenue in the six months ended June 30, 2001 compared to 33.3% of total revenue in the six months ended June 30, 2000.

      Government Systems net revenue was $12.2 million in the quarter ended June 30, 2001, compared to $14.3 million in the quarter ended June 30, 2000. The decrease in the second quarter 2001 was primarily the result of the reduction in contracts recognized in the quarter. Government Systems revenue represented 70.3% of total revenue in the quarter ended June 30, 2001 compared to 46.1% of total revenue in the quarter ended June 30, 2000. The percentage increase was primarily due to the decreases in website and eStore revenues.

      Government Systems net revenue was $24.9 million in the six months ended June 30, 2001, compared to $22.0 million in the six months ended June 30, 2000. The increase in 2001 was primarily the result of the addition of new contracts with U.S. Government agencies, primarily in the first quarter of 2001, including DOE, IRS, and DoD, as well as the renewal and expansion of existing contracts. Government Systems revenue represented 65.8% of total revenue in the six months ended June 30, 2001 compared to 36.3% of total revenue in the six months ended June 30, 2000.

      Website net revenue was $1.6 million in the quarter ended June 30, 2001 compared to $5.9 million in the quarter ended June 30, 2000. The decrease was primarily the result of the change in the Company’s business focus. Website revenue represented 9.1% of total revenue in the quarter ended June 30, 2001, compared to 19.1% of total revenue in the quarter ended June 30, 2000.

      Website net revenue was $3.3 million in the six months ended June 30, 2001 compared to $18.4 million in the six months June 30, 2000. The decrease in 2001 was primarily the result of the change in the Company’s business focus. Website revenue represented 8.8% of total revenue in the six months ended June 30, 2001, compared to 30.4% of total revenue in the six months ended June 30, 2000.

      Gross Profit and Gross Margin. Gross profit consists of revenues net of direct costs of sales, which consist primarily of the costs of software and software licenses sold to consumer and corporate customers, related credit card processing fees, and the costs of software licenses and software updates provided to U.S. Government agencies. Gross profit was $1.6 million in the quarter ended June 30, 2001, compared to $4.1 million in the quarter ended June 30, 2000. This decrease was primarily the result of the termination of our relationship with Symantec and its corresponding decrease in revenues, as well as, continued decreases in Website sales as a result of our change in business focus.

      Gross profit was $3.7 million in the six months ended June 30, 2001, compared to $8.1 million in the six months ended June 30, 2000. This decrease was primarily the result of the termination of our relationship with Symantec and its corresponding decrease in revenues, as well as, continued decreases in Website sales as a result of our change in business focus.

      Our gross margin (gross profit as a percentage of net revenues) decreased from 13.2% in the quarter ended June 30, 2000 to 9.2% in the quarter ended June 30, 2001. This decrease was primarily the result of a change in sales mix, as the lower margin Government Systems sales business grew to a larger overall portion of sales during the quarter ended June 30, 2001, while higher margin eStore and website sales decreased.

      Our gross margin decreased from 13.4% in the six months ended June 30, 2000 to 9.8% in the six months ended June 30, 2001. This decrease was primarily the result of a change in sales mix, as the lower margin Government Systems sales business grew to a larger overall portion of sales during the six months ended June 30, 2001, while higher margin eStore and website sales decreased.

      Research and Development Expenses. Our research and development expenses primarily consist of personnel and other expenses associated with developing and enhancing our eStore software functionality, as well as associated facilities related expenses. Our research and development expenses decreased from $1.5 million in the quarter ended June 30, 2000 to $1.1 million in the quarter ended June 30, 2001, primarily as a result of a decrease in personnel related costs. These expenses increased as a percentage of net revenues from 4.9% in the quarter ended June 30, 2000 to 6.4% in the quarter ended June 30, 2001.

      Our research and development expenses decreased from $5.2 million in the six months ended June 30, 2000 to $2.2 million in the six months ended June 30, 2001, primarily as a result of a decrease in personnel related costs. These expenses decreased as a percentage of net revenues from 8.6% in the six months ended June 30, 2000 to 5.8% in the six months ended June 30, 2001.

      Sales and Marketing Expenses. Our sales and marketing expenses consist primarily of costs associated with promoting our websites and eStore services, including personnel and related expenses. Our sales and marketing expenses decreased from $9.9 million in the quarter ended June 30, 2000 to $4.7 million in the quarter ended June 30, 2001, primarily as a result of terminating existing marketing agreements during the restructuring and a decrease in personnel related costs. These expenses decreased as a percentage of net revenues from 31.9% in the quarter ended June 30, 2000 to 27.2% in the quarter ended June 30, 2001.

      Our sales and marketing expenses decreased from $26.9 million in the six months ended June 30, 2000 to $9.8 million in the six months ended June 30, 2001, primarily as a result of terminating existing marketing agreements during the restructuring and a decrease in personnel related costs. These expenses decreased as a percentage of net revenues from 44.4% in the six months ended June 30, 2000 to 26.0% in the six months ended June 30, 2001.

      General and Administrative Expenses. Our general and administrative expenses consist primarily of personnel expenses, legal and accounting expenses, and corporate facility-related expenses. Our general and administrative expenses decreased from $3.2 million in the quarter ended June 30, 2000 to $2.7 million in the quarter ended June 30, 2001, primarily due to a decrease in personnel related costs. These expenses increased as a percentage of net revenues from 10.2% in the quarter ended June 30, 2000 to 15.8% in the quarter ended June 30, 2001, primarily due to the decrease in net revenues and the relatively fixed nature of general and administrative expenses.

      Our general and administrative expenses decreased from $6.9 million in the six months ended June 30, 2000 to $5.9 million in the six months ended June 30, 2001, primarily due to a decrease in personnel related costs. These expenses increased as a percentage of net revenues from 11.3% in the six months ended June 30, 2000 to 15.5% in the six months ended June 30, 2001, primarily due to the decrease in net revenues and the relatively fixed nature of general and administrative expenses.

      Amortization of Goodwill, Other Intangible Assets and Deferred Compensation. Expenses associated with the amortization of goodwill and deferred compensation related to the acquisition of BuyDirect.com in March 1999 and the grant of stock options, decreased from $9.2 million in the quarter ended June 30, 2000, to $9.0 million in the quarter ended June 30, 2001. This decrease was due to certain intangible assets that have become fully amortized.

      Expenses associated with the amortization of goodwill and deferred compensation related to the acquisition of BuyDirect.com in March 1999 and the grant of stock options, decreased from $20.7 million in the six months ended June 30, 2000, to $18.1 million in the six months ended June 30, 2001. This decrease was due to certain intangible assets that have become fully amortized.

      Restructuring. The $13.7 million of restructuring charges recorded in the quarter ended March 31, 2000 were primarily comprised of approximately $10.1 million in termination fees and associated prepaid and intangible assets write-offs related to certain marketing agreements, $2.0 million in employee termination costs, $0.9 million of other expenses related to the write-off of prepaid royalties and consultation expenses related to the Company’s change in business focus and $0.7 million for the write-off of excess equipment and facilities consolidation. No restructuring charges were recorded in the six months ended June 30, 2001.

      Other Expense, Net. Other expense, net, primarily consists of earnings on our cash and cash equivalents, net of interest costs related to our financing obligations. Other expense, net, increased from $0.6 million for the quarter ended June 30, 2000 to $1.6 million in the quarter ended June 30, 2001. In the quarter ended June 30, 2001, interest expense includes approximately $0.4 million related to the Company’s outstanding convertible notes. Additionally, interest expense also includes $0.7 million in note accretion related to the accretion of our 10 7/8% Convertible Subordinated Notes from the initial recorded fair market value to the face value at maturity. Interest expense in the quarter ended June 30, 2001, was offset partially by interest income totaling approximately $0.1 million earned on our cash and cash equivalents balances. In the quarter ended June 30, 2000, interest expense totaling approximately $1.3 million arose from our 7 1/4% Convertible Subordinated Notes, offset by interest income totaling approximately $0.7 million from our cash and cash equivalents balances.

      Other expense, net, increased from $1.0 million for the six months ended June 30, 2000 to $3.0 million in the six months ended June 30, 2001. In the six months ended June 30, 2001, interest expense includes approximately $0.9 million related to the Company’s outstanding convertible notes. Additionally, interest expense also includes $1.6 million in note accretion related to the accretion of our 10 7/8% Convertible Subordinated Notes from the initial recorded fair market value to the face value at maturity. Interest expense in the six months ended June 30, 2001, was offset partially by interest income totaling approximately $0.3 million earned on our cash and cash equivalents balances. In the six months ended June 30, 2000, interest expense totaling approximately $2.5 million arose from our 7 1/4% Convertible Subordinated Notes, offset by interest income totaling approximately $1.6 million from our cash and cash equivalents balances.

      Income Taxes. No provision for income taxes has been recorded due to operating losses with no current tax benefit.

Liquidity and Capital Resources

      From inception through June 30, 2001, we financed our operations primarily through private sales of preferred stock, our initial public offering in June 1998 of 5,750,000 shares (post-split 383,333 shares) of our common stock, our second public offering in April 1999 of 3,000,000 shares (post-split 200,000) of our common stock, and the sale of convertible notes in November and December 1998. We raised cumulative net cash proceeds totaling $14.8 million through private sales of preferred stock. In June 1998, we received net proceeds of $48.8 million from our initial public offering and a concurrent sale of common stock to AOL. In 1998, we also raised net cash proceeds totaling approximately $63.3 million through the sale of our 7 1/4% Convertible Subordinated Notes (“7 1/4 Notes”). In April 1999 we received net proceeds of $98.5 million from our second public offering. On September 11, 2000, we consummated an offer to exchange our 10 7/8% Convertible Subordinated Notes (“10 7/8 Notes”) for our outstanding 7 1/4% Notes. The exchange resulted in approximately $62.3 million of 7 1/4% Notes being exchanged for approximately $41.6 million of 10 7/8% Notes. The 10 7/8% Notes were recorded at fair market value on the date of exchange on our balance sheet.

      In April 2001, we entered into a forbearance agreement with a key vendor relating to $12 million in trade payables that were restructured to a note payable (the “Vendor Note”). The agreement includes two payments of $1 million each in principal plus interest due on July 2, 2001 and October 1, 2001 with the balance plus interest due January 2, 2002. Interest accrues on the Vendor Note at a rate of prime plus 1%. We are committed to repay the Vendor Note on an accelerated basis to the extent that we borrow money under a non-current borrowing arrangement from any party other than the payee (other than any revolving credit lines or agreements previously existing on the date hereof) and to the extent that we raise capital through the sale of equity or debt securities.

      As of June 30, 2001, we had approximately $4.8 million of cash and cash equivalents compared to $3.5 million of cash and cash equivalents at December 31, 2000. We believe that our cash and cash equivalents at June 30, 2001, should be sufficient to meet our anticipated needs for working capital and capital expenditures through December 31, 2001, assuming the collection of all accounts receivable currently due and the liquidation of other current assets. However, our working capital will not be sufficient to support our anticipated needs for working capital and capital expenditures through December 31, 2001, if there is any significant negative impact resulting from poor collection performance or the inability to liquidate other current assets. Additionally, the sufficiency of our projected working capital is dependent on our financial outlook as well as our ability to maintain vendor credit lines. Therefore, we are actively seeking new sources of working capital and exploring strategic alternatives, which may include the sale of part or all of the Company, to ensure adequate funding to execute its business plan. No assurances can be given that we will be successful in obtaining new sources of working capital or consummating a strategic alternative transaction, such as, a sale of part or all of the Company.

      We are actively seeking new sources of capital. We will need to sell additional equity or debt securities to raise cash to meet all of our obligations over the next 12 months. Such sales likely would result in additional dilution to our stockholders. In addition, we cannot assure that financing will be available in amounts or on terms acceptable to us, if at all.

      We used net cash of $10.3 million in operating activities in the six months ended June 30, 2001. Our cash used in operating activities in the six months ended June 30, 2001 was primarily comprised of the net effect of:

•	a net loss of $35.3 million offset by non-cash charges for depreciation and amortization of $3.3 million, and amortization of goodwill and deferred compensation of $18.1 million;

•	a decrease in accounts receivable totaling $16.4 million primarily related to the collection of U.S. Government agency receivables; and

•	a decrease in accounts payable totaling $18.8 million.

      We used net cash of $0.4 million from investing activities primarily related to the purchase of property, plant and equipment in the six months ended June 30, 2001.

      We generated net cash of $11.9 million in the six months ended June 30, 2001 from financing activities primarily related to our forbearance agreement with a key vendor for $12.0 million.

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

We Will Need Additional Capital in the Future.

      We currently anticipate that our available cash and cash equivalents at June 30, 2001 combined with anticipated receipts of outstanding accounts receivable, the Vender Note and liquidation of other current assets should be sufficient to meet our anticipated needs for working capital and capital expenditures through December 31, 2001. However, if there is any significant negative impact resulting from poor collection performance or the inability to liquidate other current assets, our working capital will not be sufficient to support our anticipated needs for working capital and capital expenditures through December 31, 2001. We will also need additional external funding to meet payment obligations becoming due in the beginning of 2002. Additionally, the sufficiency of our projected working capital is dependent on our financial outlook as well as our ability to maintain vendor credit lines. Therefore, we are actively seeking new sources of working capital and exploring strategic alternatives, which may include the sale of part or all of the Company, to ensure adequate funding to execute our business plan. We may also not be able to obtain additional financing from other sources on terms favorable to us, if at all, and we may not be successful in consummating a strategic alternative transaction. If adequate funds are not available or are not available on terms favorable to us, we may not be able to continue to operate our business pursuant to our business plan or we may have to discontinue our operations.

Our Stock Price May Decline if We Draw on the Equity Drawdown Facility Established by the Common Stock Purchase Agreement.

      If we draw on the equity drawdown facility, then Investwell will have the right to resell the shares purchased in connection with the drawdown. Sales by Investwell of our common stock in the public market could cause our stock price to decline. Investwell and Ladenburg could purchase and resell up to approximately 17% of our common stock outstanding at June 30, 2001 during the 12 months following the effectiveness of the registration statement. Our stockholders approved the possible sale of more than 20% of our issued and outstanding shares of common stock to Investwell, which effectively eliminated any limitation on the maximum number of shares that we can sell to Investwell under the equity drawdown facility provided that Investwell agrees to amend the equity drawdown facility to allow these sales. Sales of a substantial number of shares of our common stock could cause our stock price to decline. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock. Furthermore, to the extent the price of our common stock decreases, we will be required to issue more shares of common stock to Investwell for any given dollar amount that we draw from the equity drawdown facility. This downward pressure on the stock price could encourage short sales, which could place additional downward pressure on the price of our common stock.

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

Our Financial Condition May Be Affected Adversely if We Do Not Secure and Maintain Future Contracts with U.S. Government Agencies.

      We have several contracts with U.S. Government agencies, which accounted for approximately 14% of our net revenues in 1999, approximately 25% of our net revenues in the year ended December 31, 2000 and approximately 45% for the six months ended June 30, 2001. Each of these contracts is subject to annual review and renewal by the government, and may be terminated at any time. Each government contract, option and extension is only valid if the government appropriates enough funds for expenditure on such contract, option or extension. Accordingly, we might fail to derive any revenue from sales of software to the U.S. Government in any given future period. If the U.S. Government fails to renew or terminates any of these contracts, then it would adversely affect our business and results of operations.

Our Revenue Growth May Be Adversely Affected by the Loss of Some of Our eStore Clients.

      Management intends to evaluate each of its current contracts with eStore clients as they come up for renewal to help ensure that every eStore provides an acceptable contribution margin to the Company. During this process we will seek to either renegotiate any contract which is judged to provide an unacceptable contribution margin or discontinue the business relationship at the end of its stated term. Should we be unsuccessful in renegotiating any contract, thereby losing a particular customer at the end of its contract term, or should a customer choose not to renew a contract of their own accord, the result may have a negative impact on our revenue, future revenue growth, and in certain instances, our profitability and results of operations.

Potential Delisting of Our Common Stock.

      Our common stock trades on the Nasdaq National Market (“Nasdaq”), which has certain compliance requirements for continued listing of common stock. In the past, we have had difficulty maintaining compliance with the Nasdaq’s continued listing requirements. The result of delisting from the Nasdaq National Market could be a reduction in the liquidity of any investment in our common stock and an adverse effect on the trading price of our common stock. Delisting could also reduce the ability of holders of our common stock to purchase or sell shares as quickly and as inexpensively as they have done historically. This lack of liquidity would make it more difficult for us to raise capital in the future. Currently, we have not been notified of any non-compliance with Nasdaq’s continued listing requirements, however, we cannot guarantee that we will maintain compliance with these listing requirements.

We Continue to Evaluate the Carrying Amount of Our Long-Lived Assets, Including Goodwill and Other Intangible Assets, Which Could Result in Downward Adjustments of the Value of Those Assets on Our Balance Sheet.

      We review our long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We believe that the carrying value of our goodwill and other intangible assets do not require adjustment at this time. If future events or changes in circumstances occur that indicate that the carrying value of these assets should be written down under generally accepted accounting principles, we may make downward adjustments to the carrying value of these assets on our balance sheet in the future. These adjustments would adversely affect our reported financial condition, which could negatively affect our stock price. Based on current market conditions, we are continuing to assess our business model and potential future alternatives for our business. In conjunction with this assessment, we are assessing whether the remaining goodwill and other intangible assets are impaired. If we determine such impairment based on this assessment, we will record a charge for the write-down of such assets in fiscal 2001.

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

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings

      On July 7, 2000, Softmat, LLC (“Softmat”) filed a complaint against the Company in the United States District Court, Central District of California (the “Court”), alleging that the Company’s merchandising systems for computer software infringes upon a patent held by Softmat. The complaint sought monetary damages, treble damages, injunctive relief and attorney’s fees for willful infringement. The Company settled this matter with Softmat for a cash payment of approximately $25,000 and a warrant to purchase 13,333 shares of our common stock at a price of $5.10 per share. The warrant expires in April 2004. The settlement was entered by the Court on May 4, 2001.

Item 2.   Changes in Securities — Not Applicable

Item 3.   Defaults Upon Senior Securities — Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

      On June 26, 2001, we convened a meeting of the holders of our common stock. At the meeting, the stockholders elected as directors: William S. McKiernan (with 41,377,128 voting for and 545,642 against), Ronald S. Smith (41,381,505 voting for and 541,265 against), Ralph B. Godfrey (41,389,050 voting for and 533,720 against), John P. Pettitt (41,351,445 voting for and 571,325 against), and Richard Scudellari (41,381,663 voting for and 541,107 against).

      The stockholders also approved an amendment to our Certificate of Incorporation, as amended, to change the corporate name of the Company from “Beyond.com Corporation” to “Beyond Corporation” (with 40,952,407 shares voting for, 249,586 against and 720,777 abstaining).

      The stockholders also approved an amendment to our Certificate of Incorporation, as amended, to effect a reverse stock split of all of the outstanding shares of Common Stock, at a ratio between one-to-three and one-to-fifteen to be determined at the discretion of the Board of Directors (with 38,860,869 shares voting for, 2,383,797 against and 678,104 abstaining).

      The stockholders also approved the possible sale of more than 20% of the Company’s issued and outstanding shares of common stock to Investwell Investments Limited (with 14,706,856 shares voting for, 894,861 against, 979,550 abstaining and 25,341,503 nonvoted).

      The stockholders also ratified the appointment of Ernst & Young LLP as the independent auditors for the Company for the year ending December 31, 2001 (with 40,926,197 shares voting for, 228,008 against and 768,565 abstaining).

      The votes reported do not reflect the effect of the July 2, 2001 reverse stock split where fifteen shares of common stock outstanding were converted into one share of common stock.

Item 5.   Other Information — Not Applicable

Item 6.   Exhibits, Financial Statement Schedules, and Reports of Form 8-K

(a)  Exhibits

      None.

(b)  Reports of Form 8-K

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Clara, California, on August 14, 2001.

BEYOND.COM CORPORATION

By	/s/ CURTIS A. CLUFF

Curtis A. Cluff
Senior Vice President and Chief Financial Officer