Form 10-Q
period 2001-09-30
BEYOND COM CORP
filed 2001-11-14
CIK 1060531

Filed with the Securities and Exchange Commission on November 14, 2001

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 0-24457

Beyond.com Corporation

(Exact name of Registrant as specified in its charter)

Delaware	7375	94-3212136
(State or other jurisdiction of incorporation or organization)	(Primary standard industrial classification code number)	(I.R.S. Employer Identification Number)

3200 Patrick Henry Drive

Santa Clara, California 94054
(408) 855-3000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑           No  ☐

      The number of shares of the registrant’s Common Stock, $.001 par value per share, outstanding as of October 31, 2001 was 3,305,271.

PART I.     FINANCIAL INFORMATION

Item 1.      Financial Statements

BEYOND.COM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,806	$3,513
Restricted cash	2,000	2,000
Accounts receivable, net	14,353	28,974
Prepaid expenses and other current assets	4,168	4,816
Cost of deferred revenue	7,684	20,570

Total current assets	32,011	59,873
Property and equipment, net	9,243	13,327
Deposits and other non-current assets	2,246	3,988
Goodwill and other intangible assets, net	—	62,408

Total assets	$43,500	$139,596

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,605	$23,974
Accrued employee expenses	824	1,284
Other accrued liabilities	7,443	2,748
Vendor note payable	11,000	—
Deferred revenue	8,171	22,025

Total current liabilities	40,043	50,031
Convertible notes payable	9,652	12,373
Stockholders’ equity:
Common stock	309,644	305,332
Deferred compensation	(2)	(143)
Accumulated deficit	(315,837)	(227,997)

Total stockholders’ equity	(6,195)	77,192

Total liabilities and stockholders’ equity	$43,500	$139,596

Note:	The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

See notes to Condensed Consolidated Financial Statements.

BEYOND.COM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended,		Nine Months Ended,

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Net revenues	$23,304	$29,488	$61,191	$90,070
Cost of revenues	21,477	25,419	55,642	77,871

Gross profit	1,827	4,069	5,549	12,199
Operating expenses:
Research and development	953	1,548	3,145	6,746
Sales and marketing	4,966	8,450	14,808	35,328
General and administrative	2,689	2,452	8,577	9,322
Goodwill, other intangible assets and deferred compensation amortization	44,331	9,128	62,427	29,841
Restructuring	—	—	—	13,707

Total operating expenses	52,939	21,578	88,957	94,944

Loss from operations	(51,112)	(17,509)	(83,408)	(82,745)
Other expense, net	(1,394)	(1,523)	(4,432)	(2,500)

NET LOSS before extraordinary income	$(52,506)	$(19,032)	$(87,840)	$(85,245)

Extraordinary income	—	45,176	—	45,176

NET INCOME (LOSS)	$(52,506)	$26,144	$(87,840)	$(40,069)

Basic net income (loss) per share	$(15.89)	$10.25	$(27.08)	$(15.90)

Diluted net income (loss) per share	$(15.89)	$6.67	$(27.08)	$(15.90)

Weighted average shares outstanding used in computing basic net income (loss) per share	3,305	2,550	3,244	2,519

Weighted average shares outstanding used in computing diluted net income (loss) per share	3,305	3,920	3,244	2,519

See notes to Condensed Consolidated Financial Statements.

BEYOND.COM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended

	September 30,	September 30,
	2001	2000

Operating Activities
Net loss	$(87,840)	$(40,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,981	3,313
Accretion of convertible notes payable	2,294	556
Common shares issued for employee services	—	1,147
Extraordinary gain on debt exchange	—	(45,176)
Warrant issued under legal agreement	59	—
Goodwill, other intangible assets and deferred compensation amortization	62,427	31,228
Changes in assets and liabilities:
Accounts receivable	14,621	(2,984)
Prepaid expenses and other current assets	252	3,155
Cost of deferred revenue	12,886	(3,673)
Other noncurrent assets	1,069	1,368
Accounts payable	(11,369)	267
Accrued employee expenses	(461)	1,220
Other accrued liabilities	4,695	(1,174)
Deferred revenue	(13,854)	4,806

Net cash used in operating activities	(10,240)	(46,016)
Investing Activities
Sale of short-term investments, net	—	54,228
Costs associated with investment in SoftGallery	—	(1,004)
Purchases of property and equipment, net	(365)	(3,035)

Net cash provided by (used in) investing activities	(365)	50,189
Financing Activities
Payments under capital leases	—	(128)
Net proceeds from exercise of stock options	1	772
Net proceeds from vendor note payable	11,000	—
Proceeds from sale of common stock to employees	11	295
Proceeds from sale of common stock under equity offering	106	—
Cost related to debt exchange	—	(2,168)
Cost associated with equity offering	(220)	—

Net cash provided by (used in) financing activities	10,898	(1,229)

Net increase in cash and cash equivalents	293	2,944
Cash and cash equivalents at beginning of period	3,513	11,539

Cash and cash equivalents at end of period	$3,806	$14,483

Supplemental disclosure of non-cash financing activities
Issuance of common stock for convertible notes, net	$5,015	$1,116
Common stock issued for investment in SoftGallery	—	445

See notes to Condensed Consolidated Financial Statements.

BEYOND.COM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In the opinion of Management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Beyond.com Corporation’s Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission on April 19, 2001.

      Beyond.com Corporation (the “Company” or “Beyond.com”) has incurred operating losses since inception and anticipates continued losses. In April 2001, the Company entered into a forbearance agreement with a key vendor relating to $12 million in trade payables that were restructured to a note payable (the “Vendor Note”). The agreement includes two payments of $1 million each in principal plus interest due on July 2, 2001 and October 1, 2001 with the balance plus interest due January 2, 2002. Interest accrues on the Vendor Note at a rate of prime plus 1%. The Company is committed to repay the Vendor Note on an accelerated basis to the extent that the Company borrows money under a non-current borrowing arrangement (other than any revolving credit line or agreement previously existing on the date hereof) from any party other than the payee and to the extent that the Company raises capital through the sale of equity, debt securities or the sale of assets in excess of $14 million. The Company has not yet made its October 1, 2001 payment due under the Vendor Note, but has reached agreement with the vendor to make this payment in the future in conjunction with other payables due to the vendor.

      Management believes that the Company’s cash and cash equivalents at September 30, 2001, should be sufficient to meet its anticipated needs for working capital and capital expenditures through December 31, 2001, assuming the collection of all accounts receivables currently due and the liquidation of other current assets. However, the Company’s working capital may not be sufficient to support its anticipated needs for working capital and capital expenditures through December 31, 2001, if there is any significant negative impact resulting from poor collection performance or the inability to liquidate other current assets. Therefore, the Company is actively seeking new sources of working capital and exploring strategic alternatives, which may include the sale of part or all of the Company’s businesses. Management cannot assure that such funding will be available, or, if it is available, on terms acceptable to the Company. In addition, management cannot assure that the Company will be successful in effecting a strategic transaction such as a sale of part or all of its businesses. Even if the Company secures additional capital or effects a strategic transaction, no assurances can be given that the Company will be able to continue to conduct its business.

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

      Net Revenues in the nine months ended September 30, 2000 have been restated to exclude $2.5 million in Government System sales. The restatement decreased gross profit and increased net loss by $138,000 in the period. The exclusion relates to stated conditions in the terms of a single sales transaction that the Company’s

BEYOND.COM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

current management discovered subsequent to fiscal 2000. Management brought these stated conditions to the attention of its independent auditors and determined that the related transaction had not properly sold through and therefore should not be treated as a sale in accordance with generally accepted accounting principles.

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

Note 3 — Income (Loss) per Share

      Net income (loss) per share is presented under Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (FAS 128). Basic earnings per share is computed using the weighted average number of common shares outstanding during the period and excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is computed using the weighted average number of common and dilutive common shares outstanding during the period. For all periods that the Company reported a net loss, potentially dilutive securities have been excluded from the computation as their effect is antidilutive.

      On July 2, 2001, the Company completed a reverse stock split where fifteen shares of common stock outstanding were converted into one share of common stock. All current and prior period share and loss per share amounts presented reflect this reverse stock split.

      If the Company had reported net income, diluted earnings per share for the nine months ended September 30, 2001 and 2000 would have included the shares used in the computation of net loss per share as well as the effect of approximately 509,000 and 466,000 shares purchasable under options and warrants outstanding at September 30, 2001 and 2000, respectively. The number of common equivalent shares from options and warrants would be determined on a weighted average basis using the treasury stock method. The convertible notes outstanding as of September 30, 2001 and 2000 were also excluded from the common equivalent share calculation, as they would have been antidilutive.

Note 4 — Segment Reporting

      Under Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (FAS 131), the Company reports its operations as three segments: eStores, Government Systems and Website Groups. The following table presents net revenues and cost of revenues of the Company’s three segments for the three and nine months ended September 30, 2001 and 2000. There were no inter-business unit sales or transfers. The Company does not report operating expenses, depreciation and amortization, interest income (expense), income taxes, capital expenditures, or identifiable assets by its industry segments to the Chief Executive Officer. The Company’s Chief Executive Officer reviews the revenues from each of the Company’s reportable segments, and all of the Company’s expenses are

BEYOND.COM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

managed by and reported to the Chief Executive Officer on a consolidated basis. Net revenues and cost of revenues are as follows (in thousands):

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Net revenues:
eStores	$5,351	$11,676	$14,962	$31,840
Government Systems	17,593	14,389	42,527	36,400
Website	360	3,423	3,702	21,830

Total	$23,304	$29,488	$61,191	$90,070

Cost of revenues:
eStores	$4,559	$9,866	$12,154	$27,009
Government Systems	16,634	12,929	40,085	33,056
Website	284	2,624	3,403	17,806

Total	$21,477	$25,419	$55,642	$77,871

Note 5 — Termination of Symantec eStore

      As of January 2, 2001, the Company discontinued its contract to provide eStore services to Symantec. For the three and nine months ended September 30, 2000, Symantec eStore revenues comprised approximately 37% and 30% of total revenues, respectively.

Note 6 — Comprehensive Income (Loss)

      The components of comprehensive income (loss) for the three and nine months ended September 30, 2001 and 2000 are as follows (in thousands):

	Three Months Ended,		Nine Months Ended,

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Net income (loss)	$(52,506)	$26,144	$(87,840)	$(40,069)
Other comprehensive loss:
Change in unrealized gain (loss) on available-for-sale investments	—	(199)	—	(269)
Change in unrealized gain (loss) on foreign currency translation	—	60	—	(95)

Comprehensive income (loss)	$(52,506)	$26,005	$(87,840)	$(40,433)

Note 7 — Impairment of Goodwill and Other Intangible Assets

      In August 2001, the Company launched the Beyond.com Mall, an evolution of its online store, which provides increased marketing opportunities for eStore clients and generates sales commissions from affiliate partners. As a result of this evolution, the Company will no longer take consumer orders through its website. Also, as part of this evolution, the Company closed its Portland office and discontinued the use of a legacy system that included software code acquired in the acquisition of BuyDirect.com in 1999. As a result of these events, the Company performed an assessment of the carrying value of the Company’s goodwill recorded in connection with the acquisition of BuyDirect.com. The assessment was performed pursuant to Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Based on the above indicators and that the Company’s website will no

BEYOND.COM CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

longer have incoming cash flows, the Company recorded an impairment charge of $35.4 million to write-off the remaining balance of goodwill.

Note 8 — Recent Accounting Pronouncements

      Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (FAS 133), establishes accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. FAS 133 requires all companies to recognize derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after July 1, 2000. The adoption of FAS 133 on January 1, 2001 did not have an effect on the Company’s statement of operations or financial position.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“FAS 141”), and No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). FAS 141 requires that all business combinations be accounted for under the purchase method and prohibits the use of the pooling-of-interests method for business combinations initiated after June 30, 2001. FAS 141 also establishes criteria for the separate recognition of intangible assets acquired in a business combination. FAS 142 requires that goodwill no longer be amortized to earnings, but instead be subject to periodic testing for impairment. FAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier application permitted only in specified circumstances. The Company has assessed the potential impact FAS 142 will have on the Company’s financial statements and does not expect that the adoption of FAS 142 will have a material effect on its financial position or results of operations.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Impairment or Disposal of Long-Lived Assets” (“FAS 144”), which is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The Company is in process of determining the impact, if any, of adopting FAS 144.

Note 9 — Equity Line Drawdown

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

Note 10 — Subsequent Events

      In November 2001, the Company reduced its workforce by 28 employees, or approximately 22% of its total workforce.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Certain statements in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. When used in this report or elsewhere by management from time to time, the words “believes,” “anticipates,” “intends,” “plans,” “estimates,” and similar expressions are forward-looking statements. Such forward-looking statements contained herein include but are not limited to statements regarding our expectations, objectives, anticipations, plans, beliefs, intentions and strategies regarding the future, and specifically the statements relating to the possibility of profit potential; higher per transaction revenues; sustaining growth; our ability to effect a strategic transaction; our ability to continue operations; lower future operating expenses and reduced cash obligations; the possibility of raising additional working capital and the potential for higher gross margins.

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

Overview

      In January of 2000, we announced a strategic decision to refocus our Company’s eStore business from a consumer-retail focused company in the business-to-consumer (“B2C”) market to a business-to-business (“B2B”) e-commerce services company. Thus, instead of high-cost advertising, aimed at building Beyond.com as a consumer brand, we refocused resources for the designing, building, and operating of online stores for clients, software publishers, systems builders and OEMs that already had brand recognition, but preferred to outsource their stores.

      A new senior management team was recruited during the second and third quarters of 2000 to drive this strategic transition from B2C to B2B. We are now focused on two key businesses: eStores and Government Systems. eStores is a business where we design, build, operate and manage online stores for enterprises that wish to extend their selling reach through the Internet or outsource portions of their existing e-commerce strategy. Our Government Systems business provides digitally downloadable software to U.S. Government agencies, and manages software licenses on behalf of those agencies.

eStore Group

      Beyond.com’s eStore Group designs, builds and manages online sites that enable software developers, hardware manufacturers and systems OEMs to launch a full-service web store at a substantially lower total cost than they would incur if they had developed a similar system internally. Businesses can choose from an array of services, including website design and construction, transaction processing, physical and electronic order fulfillment, customer support, marketing, merchandising support, fraud management, tax payment, currency conversion and reporting. Our current eStore customers include Act Software, Borland, Electric Rain, McAfee.com, PGP, Pharos, Salsa Systems and Sonic.

      We derive revenue for our eStore Group from two different business models. The first model, where we earn revenues by reselling the products of our eStore customers, is a traditional reseller model that is characterized by higher per transaction revenue but lower margins. The second model, where we are paid fees based on the transactions that we complete and the services that we render, is a transaction and services model, which typically has lower revenues per transaction but a potential for higher gross margins. In the near term, we expect our gross margins to fluctuate around recent historical levels, depending on the mix of these two models in any given period. It is our policy to allow each client to select which of the two business models, traditional reseller or the transaction model, to use for their online store. This selection process makes it difficult to forecast revenues and therefore, we intend to focus on gross margin profit as the key metric in measuring the sustainable growth of our Company.

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

Website

      Beyond.com’s online store (www.beyond.com), offers customers a comprehensive selection of software and computer related products, customer reviews, customer service, and competitive prices. We deliver software to customers over the Internet via digital download or by physically delivering the shrink-wrap software package. Since our strategic refocus in January 2000, the de-emphasis on advertising to promote our brand and the reallocation of resources to the eStore Group, has resulted in reduced revenues for the Website segment of our business. In August 2001, we launched the Beyond.com Mall thereby redirecting our website traffic and product orders to our eStore clients and affiliates. This represents an evolution of our online store by providing increased marketing opportunities for eStore clients and generating sales commissions from affiliate partners. As a result, we will no longer take consumer orders through our website, thus no additional revenue is expected from our Website segment in future periods.

General

      Net loss before extraordinary income increased from a loss of $19.0 million in the quarter ended September 30, 2000 to a loss of $52.5 million in the quarter ended September 30, 2001. This increase was due to a one-time non-cash goodwill impairment charge of $35.4 million recorded in the third quarter of 2001. This charge was the result of our launch of the Beyond.com Mall, an evolution of our online store, which provides increased marketing opportunities for eStore clients and generates sales commissions from affiliate partners. As part of this evolution, we closed our Portland office and discontinued the use of a legacy system that included software code acquired in the BuyDirect.com acquisition. It was from the BuyDirect.com acquisition in 1999 that we recorded all of our goodwill. Excluding the one-time goodwill impairment charge, net loss before extraordinary income would have been $17.1 million in the quarter ended September 30, 2001.

      Our ability to become profitable depends on our ability to manage expenses and to generate and sustain higher gross margin dollars. If we do achieve profitability, we cannot assure you that we will sustain or increase profitability on a quarterly or annual basis in the future. In order to continue to attempt to achieve profitability, meet our obligations in 2002 and continue operations, we must raise additional capital in 2001. Current and future expense levels, which are largely fixed, are based upon operating plans and estimates of future revenues. In view of the rapidly evolving nature of the industries in which we are engaged, our limited operating history and the current economic uncertainties it is difficult to reliably forecast revenues. Therefore, we believe that period-to-period comparisons of financial results are not necessarily meaningful and should not be relied upon as the sole indicator of our future performance. If we cannot achieve and sustain operating profitability or positive cash flows from operations, we may be unable to meet our debt service obligations or working capital requirements, which would adversely affect our business.

Results of Operations for the Three and Nine Months Ended September 30, 2001 and 2000

      Net Revenues. Revenues from the sale of software, net of estimated returns, are recognized when persuasive evidence of an arrangement exists, shipment of the physical product or delivery of the electronic product has occurred, fees are fixed and determinable, and collectibility is considered probable. Some of our sales of software under contracts with the U.S. Government require us to provide continuing service, support and performance. Accordingly, with respect to such sales the related revenues and costs are deferred and recognized over the period that the service, support and performance are provided. Revenues derived from product resales, website hosting and transaction processing are recognized as the services are provided. Cost of deferred revenue relates to software licenses purchased from software developers for sales to U.S. Government agencies.

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

      Beyond.com’s revenues can be categorized into the following three segments:

      eStore net revenue was $5.4 million in the quarter ended September 30, 2001, compared to $11.7 million in the quarter ended September 30, 2000. The decrease was primarily the result of the termination of our relationship with Symantec, partially offset by the addition of new eStore customers. eStore revenue represented 23.0% of total revenue in the quarter ended September 30, 2001 compared to 39.6% of total revenue in the quarter ended September 30, 2000.

      eStore net revenue was $15.0 million in the nine months ended September 30, 2001, compared to $31.8 million in the nine months ended September 30, 2000. The decrease was primarily the result of the termination of our relationship with Symantec, partially offset by the addition of new eStore customers. eStore revenue represented 24.5% of total revenue in the nine months ended September 30, 2001 compared to 35.4% of total revenue in the nine months ended September 30, 2000.

      Government Systems net revenue was $17.6 million in the quarter ended September 30, 2001, compared to $14.4 million in the quarter ended September 30, 2000. The increase in the third quarter 2001 was primarily the result of an increase in revenues recognized in the quarter from new contracts. Government Systems revenue represented 75.5% of total revenue in the quarter ended September 30, 2001 compared to 48.8% of total revenue in the quarter ended September 30, 2000. The percentage increase was primarily due to the decreases in website and eStore revenues.

      Government Systems net revenue was $42.5 million in the nine months ended September 30, 2001, compared to $36.4 million in the nine months ended September 30, 2000. The increase in 2001 was primarily the result of the addition of new contracts with U.S. Government agencies, including DOE, IRS and DOD, as well as the renewal and expansion of existing contracts. Government Systems revenue represented 69.5% of total revenue in the nine months ended September 30, 2001 compared to 40.4% of total revenue in the nine months ended September 30, 2000.

      Website net revenue was $0.4 million in the quarter ended September 30, 2001 compared to $3.4 million in the quarter ended September 30, 2000. The decrease was primarily the result of the change in the Company’s business focus and the August 2001 launch of the Beyond.com Mall, which redirects traffic and product orders to our eStore clients and affiliates. Website revenue represented 1.5% of total revenue in the quarter ended September 30, 2001, compared to 11.6% of total revenue in the quarter ended September 30, 2000. No additional revenue is expected from our Website segment in future periods.

      Website net revenue was $3.7 million in the nine months ended September 30, 2001 compared to $21.8 million in the nine months September 30, 2000. The decrease in 2001 was primarily the result of the change in the Company’s business focus. Website revenue represented 6.0% of total revenue in the nine months ended September 30, 2001, compared to 24.2% of total revenue in the nine months ended September 30, 2000. No additional revenue is expected from our Website segment in future periods.

      Gross Profit and Gross Margin. Gross profit consists of revenues net of direct costs of sales, which consist primarily of the costs of software and software licenses sold to consumer and corporate customers, related credit card processing fees, and the costs of software licenses and software updates provided to U.S. Government agencies. Gross profit was $1.8 million in the quarter ended September 30, 2001, compared to $4.1 million in the quarter ended September 30, 2000. This decrease was primarily the result of the termination of our relationship with Symantec and its corresponding decrease in revenues, as well as, an increase in lower gross margin Government sales.

      Gross profit was $5.5 million in the nine months ended September 30, 2001, compared to $12.2 million in the nine months ended September 30, 2000. This decrease was primarily the result of the termination of our relationship with Symantec and its corresponding decrease in revenues, as well as, continued decreases in Website sales as a result of our change in business focus.

      Our gross margin (gross profit as a percentage of net revenues) decreased from 13.8% in the quarter ended September 30, 2000 to 7.8% in the quarter ended September 30, 2001. This decrease was primarily the result of a change in sales mix, as the lower margin Government Systems sales business grew to a larger overall portion of sales during the quarter ended September 30, 2001, while higher margin eStore and website sales decreased.

      Our gross margin decreased from 13.5% in the nine months ended September 30, 2000 to 9.1% in the nine months ended September 30, 2001. This decrease was primarily the result of a change in sales mix, as the lower margin Government Systems sales business grew to a larger overall portion of sales during the nine months ended September 30, 2001, while higher margin eStore and website sales decreased.

      Research and Development Expenses. Our research and development expenses primarily consist of personnel and other expenses associated with developing and enhancing our eStore software functionality, as well as associated facilities related expenses. Our research and development expenses decreased from $1.5 million in the quarter ended September 30, 2000 to $1.0 million in the quarter ended September 30, 2001, primarily as a result of a decrease in personnel related costs. These expenses decreased as a percentage of net revenues from 5.2% in the quarter ended September 30, 2000 to 4.1% in the quarter ended September 30, 2001.

      Our research and development expenses decreased from $6.7 million in the nine months ended September 30, 2000 to $3.1 million in the nine months ended September 30, 2001, primarily as a result of a decrease in personnel related costs. These expenses decreased as a percentage of net revenues from 7.5% in the nine months ended September 30, 2000 to 5.1% in the nine months ended September 30, 2001.

      Sales and Marketing Expenses. Our sales and marketing expenses consist primarily of costs associated with promoting our websites and eStore services, including personnel and related expenses. Our sales and marketing expenses decreased from $8.4 million in the quarter ended September 30, 2000 to $5.0 million in the quarter ended September 30, 2001, primarily as a result of a decrease in personnel related costs. These expenses decreased as a percentage of net revenues from 28.7% in the quarter ended September 30, 2000 to 21.3% in the quarter ended September 30, 2001.

      Our sales and marketing expenses decreased from $35.3 million in the nine months ended September 30, 2000 to $14.8 million in the nine months ended September 30, 2001, primarily as a result of terminating existing marketing agreements during the restructuring and a decrease in personnel related costs. These expenses decreased as a percentage of net revenues from 39.2% in the nine months ended September 30, 2000 to 24.2% in the nine months ended September 30, 2001.

      General and Administrative Expenses. Our general and administrative expenses consist primarily of personnel expenses, legal and accounting expenses, and corporate facility-related expenses. Our general and administrative expenses increased from $2.5 million in the quarter ended September 30, 2000 to $2.7 million in the quarter ended September 30, 2001, primarily due to an increase in allowance for doubtful accounts, partially offset by a decrease in personnel related costs. These expenses increased as a percentage of net revenues from 8.3% in the quarter ended September 30, 2000 to 11.5% in the quarter ended September 30, 2001, primarily due to the decrease in revenues and increase in allowance for doubtful accounts.

      Our general and administrative expenses decreased from $9.3 million in the nine months ended September 30, 2000 to $8.6 million in the nine months ended September 30, 2001, primarily due to a decrease in personnel related costs. These expenses increased as a percentage of net revenues from 10.3% in the nine months ended September 30, 2000 to 14.0% in the nine months ended September 30, 2001, primarily due to the decrease in net revenues and the relatively fixed nature of general and administrative expenses.

      Amortization of Goodwill, Other Intangible Assets and Deferred Compensation. Expenses associated with the amortization of goodwill and deferred compensation related to the acquisition of BuyDirect.com in March 1999 and the grant of stock options, increased from $9.1 million in the quarter ended September 30, 2000 to $44.3 million in the quarter ended September 30, 2001. This increase was due to a $35.4 million one-time goodwill impairment charge.

      Expenses associated with the amortization of goodwill and deferred compensation related to the acquisition of BuyDirect.com in March 1999 and the grant of stock options, increased from $29.8 million in the nine months ended September 30, 2000, to $62.4 million in the nine months ended September 30, 2001. This increase was due to a $35.4 million one-time goodwill impairment charge taken in the third quarter of 2001.

      Restructuring. The $13.7 million of restructuring charges recorded in the quarter ended March 31, 2000 were primarily comprised of approximately $10.1 million in termination fees and associated prepaid and intangible assets write-offs related to certain marketing agreements, $2.0 million in employee termination costs, $0.9 million of other expenses related to the write-off of prepaid royalties and consultation expenses related to the Company’s change in business focus and $0.7 million for the write-off of excess equipment and facilities consolidation. No restructuring charges were recorded in the nine months ended September 30, 2001.

      Other Expense, Net. Other expense, net, primarily consists of earnings on our cash and cash equivalents, net of interest costs related to our financing obligations. Other expense, net, decreased from $1.5 million for the quarter ended September 30, 2000 to $1.4 million in the quarter ended September 30, 2001. In the quarter ended September 30, 2001, interest expense includes approximately $0.4 million related to the Company’s outstanding convertible notes. Additionally, interest expense also includes $0.6 million in note accretion related to the accretion of our 10  7/8% Convertible Subordinated Notes from the initial recorded fair market value to the face value at maturity. Interest expense in the quarter ended September 30, 2001, was offset partially by interest income totaling approximately $0.1 million earned on our cash and cash equivalents balances. In the quarter ended September 30, 2000, interest expense totaling approximately $1.1 million arose from our 7  1/4% Convertible Subordinated Notes, offset by interest income totaling approximately $0.3 million from our cash and cash equivalents balances.

      Other expense, net, decreased from $2.5 million for the nine months ended September 30, 2000 to $4.4 million in the nine months ended September 30, 2001. In the nine months ended September 30, 2001, interest expense includes approximately $1.3 million related to the Company’s outstanding convertible notes.

Additionally, interest expense also includes $2.3 million in note accretion related to the accretion of our 10  7/8% Convertible Subordinated Notes from the initial recorded fair market value to the face value at maturity. Interest expense in the nine months ended September 30, 2001, was offset partially by interest income totaling approximately $0.4 million earned on our cash and cash equivalents balances. In the nine months ended September 30, 2000, interest expense totaling approximately $3.4 million arose from our 7  1/4% Convertible Subordinated Notes, offset by interest income totaling approximately $1.8 million from our cash and cash equivalents balances.

      Income Taxes. No provision for income taxes has been recorded due to operating losses with no current tax benefit.

Liquidity and Capital Resources

      From inception through September 30, 2001, we financed our operations primarily through private sales of preferred stock, our initial public offering in June 1998 of 5,750,000 shares (post-split 383,333 shares) of our common stock, our second public offering in April 1999 of 3,000,000 shares (post-split 200,000) of our common stock, and the sale of convertible notes in November and December 1998. We raised cumulative net cash proceeds totaling $14.8 million through private sales of preferred stock. In June 1998, we received net proceeds of $48.8 million from our initial public offering and a concurrent sale of common stock to AOL. In 1998, we also raised net cash proceeds totaling approximately $63.3 million through the sale of our 7  1/4% Convertible Subordinated Notes (“7  1/4 Notes”). In April 1999 we received net proceeds of $98.5 million from our second public offering. On September 11, 2000, we consummated an offer to exchange our 10  7/8% Convertible Subordinated Notes (“10  7/8 Notes”) for our outstanding 7  1/4% Notes. The exchange resulted in approximately $62.3 million of 7  1/4% Notes being exchanged for approximately $41.6 million of 10  7/8% Notes. The 10  7/8% Notes were recorded at fair market value on the date of exchange on our balance sheet.

      In April 2001, we entered into a forbearance agreement with a key vendor relating to $12 million in trade payables that were restructured to a note payable (the “Vendor Note”). The agreement includes two payments of $1 million each in principal plus interest due on July 2, 2001 and October 1, 2001 with the balance plus interest due January 2, 2002. Interest accrues on the Vendor Note at a rate of prime plus 1%. We are committed to repay the Vendor Note on an accelerated basis to the extent that we borrow money under a non-current borrowing arrangement from any party other than the payee (other than any revolving credit lines or agreements previously existing on the date hereof) and to the extent that we raise capital through the sale of equity, debt securities or the sale of assets in excess of $14 million. The Company has not yet made its October 1, 2001 payment due under the Vendor Note, but has reached agreement with the vendor to make this payment in the future in conjunction with other payables due to the vendor.

      As of September 30, 2001, we had approximately $3.8 million of cash and cash equivalents compared to $3.5 million of cash and cash equivalents at December 31, 2000. We believe that our cash and cash equivalents at September 30, 2001, should be sufficient to meet our anticipated needs for working capital and capital expenditures through December 31, 2001, assuming the collection of all accounts receivable currently due and the liquidation of other current assets. However, our working capital will not be sufficient to support our anticipated needs for working capital and capital expenditures through December 31, 2001, if there is any significant negative impact resulting from poor collection performance or the inability to liquidate other current assets. Additionally, the sufficiency of our projected working capital is dependent on our financial outlook as well as our ability to maintain vendor credit lines. Therefore, we are actively seeking new sources of working capital and exploring strategic alternatives, which may include the sale of part or all of the Company’s businesses. No assurances can be given that we will be successful in obtaining new sources of working capital or consummating a strategic alternative transaction, such as, a sale of part or all of the Company. Even if the Company secures additional capital or effects a strategic transaction, no assurance can be given that the Company will be able to continue to conduct its business.

      We used net cash of $10.2 million in operating activities in the nine months ended September 30, 2001. Our cash used in operating activities in the nine months ended September 30, 2001 was primarily comprised of the net effect of:

•	a net loss of $87.8 million offset by non-cash charges for depreciation and amortization of $5.0 million, and amortization of goodwill and deferred compensation of $62.4 million;

•	a decrease in accounts receivable totaling $14.6 million primarily related to the collection of U.S. Government agency receivables; and

•	a decrease in accounts payable totaling $11.4 million.

      We used net cash of $0.4 million from investing activities primarily related to the purchase of property, plant and equipment in the nine months ended September 30, 2001.

      We generated net cash of $10.9 million in the nine months ended September 30, 2001 from financing activities primarily related to our forbearance agreement with a key vendor for $12.0 million.

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

We Will Need Additional Capital in the Future.

      We currently anticipate that our available cash and cash equivalents at September 30, 2001 combined with anticipated receipts of outstanding accounts receivable and liquidation of other current assets should be sufficient to meet our anticipated needs for working capital and capital expenditures through December 31, 2001. However, if there is any significant negative impact resulting from poor collection performance or the inability to liquidate other current assets, our working capital will not be sufficient to support our anticipated needs for working capital and capital expenditures through December 31, 2001. We will also need additional external funding to meet payment obligations under the Vendor Note becoming due in the beginning of 2002. Additionally, the sufficiency of our projected working capital is dependent on our financial outlook as well as our ability to maintain vendor credit lines. Therefore, we are actively seeking new sources of working capital and exploring strategic alternatives, which may include the sale of part or all of the Company’s businesses. We may not be able to obtain additional financing from other sources on terms favorable to us, if at all, and we may not be successful in consummating a strategic alternative transaction. If adequate funds are not available or are not available on terms favorable to us, we may not be able to continue to operate our business pursuant to our business plan or we may have to discontinue our operations.

Our Stock Price May Decline if We Draw on the Equity Drawdown Facility Established by the Common Stock Purchase Agreement.

      If we draw on the equity drawdown facility, then Investwell will have the right to resell the shares purchased in connection with the drawdown. Sales by Investwell of our common stock in the public market could cause our stock price to decline. Investwell and Ladenburg could purchase and resell up to approximately 17% of our common stock outstanding at September 30, 2001 during the 12 months following the effectiveness of the registration statement. Our stockholders approved the possible sale of more than 20% of our issued and outstanding shares of common stock to Investwell, which effectively eliminated any limitation on the maximum number of shares that we can sell to Investwell under the equity drawdown facility provided that Investwell agrees to amend the equity drawdown facility to allow these sales. Sales of a substantial number of shares of our common stock could cause our stock price to decline. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional stock. Furthermore, to the extent the price of our common stock decreases, we will be required to issue more shares of common stock to Investwell for any given dollar amount that we draw from the equity drawdown facility. This downward pressure on the stock price could encourage short sales, which could place additional downward pressure on the price of our common stock.

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

Our Financial Condition May Be Affected Adversely If We Do Not Secure and Maintain Future Contracts with U.S. Government Agencies.

      We have several contracts with U.S. Government agencies, which accounted for approximately 14% of our net revenues in 1999, approximately 25% of our net revenues in the year ended December 31, 2000 and approximately 59% for the nine months ended September 30, 2001. Each of these contracts is subject to annual review and renewal by the government, and may be terminated at any time. Each government contract, option and extension is only valid if the government appropriates enough funds for expenditure on such contract, option or extension. Accordingly, we might fail to derive any revenue from sales of software to the U.S. Government in any given future period. If the U.S. Government fails to renew or terminates any of these contracts, then it would adversely affect our business and results of operations.

Our Revenues May Be Adversely Affected by the Loss of Some of Our eStore Clients.

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

Item 4.      Submission of Matters to a Vote of Security Holders — Not applicable.

Item 5.      Other Information — Not Applicable

Item 6.      Exhibits, Financial Statement Schedules, and Reports of Form 8-K

(a)  Exhibits

      None.

(b)  Reports of Form 8-K

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized, in Santa Clara, California, on November 14, 2001.

BEYOND.COM CORPORATION

BY /s/ CURTIS A. CLUFF
_______________________________________ Curtis A. Cluff
Senior Vice President and Chief Financial Officer